Form 10-Q
period 2021-06-30
Galata Acquisition Corp.
filed 2021-08-23
CIK 1852767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40588

GALATA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 S Street NW, Suite 320 Washington, DC	20009
(Address of principal executive offices)	(Zip Code)

(202) 866-0901
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one Warrant	GLTA.U	NYSE American
Class A ordinary shares, par value $0.0001 per share	GLTA	NYSE American
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	GLTA WS	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

◻ Large accelerated filer	◻Accelerated filer
⌧ Non-accelerated filer	⌧ Smaller reporting company
⌧ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of August 23, 2021, there were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GALATA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statement of Operations for the three months ended June 30, 2021 and for the period from February 26, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statement of Changes in Shareholder’s Equity for the period from February 26, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 26, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GALATA ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30,
2021
(unaudited)
ASSETS
Deferred offering costs	$425,527
Total Assets	$425,527

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$16,336
Related party payable	37,747
Accrued formation costs	500
Accrued offering costs	358,295
Total Current Liabilities	412,878

Commitments and contingencies (Note 6)

Shareholder's Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding as of June 30, 2021 and March 18, 2021(1)	359
Additional paid-in capital	24,641
Accumulated deficit	(12,351)
Total Shareholder's Equity	12,649
Total Liabilities and Shareholder's Equity	$425,527
(1)	Includes an aggregate of up to 468,750 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on July 13, 2021 and thus, these shares are no longer subject to forfeiture (see Notes 5 and 8)

The accompanying notes are an integral part of the condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period From
		February 26,
		2021
	For the	(Inception)
	Three Months Ended	Through
	June 30,	June 30,
	2021	2021
Formation costs	$11,851	$12,351

Net loss	$(11,851)	$(12,351)

Weighted average shares outstanding, basic and diluted (1)	3,125,000	3,125,000

Basic and diluted net loss per common share	$(0.00)	$(0.00)
(1)	Excludes an aggregate of up to 468,750 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on July 13, 2021 and thus, these shares are no longer subject to forfeiture (see Notes 5 and 8)

The accompanying notes are an integral part of the condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Equity
Balance, February 26, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	3,593,750	359	24,641	—	25,000

Net loss	—	—	—	(500)	(500)
Balance, March 31, 2021	3,593,750	359	24,641	(500)	24,500
Net loss	—	—	—	(11,851)	(11,851)
Balance, June 30, 2021	3,593,750	$359	$24,641	$(12,351)	$12,649
(1)	Includes an aggregate of up to 468,750 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on July 13, 2021 and thus, these shares are no longer subject to forfeiture (see Notes 5 and 8)

The accompanying notes are an integral part of the condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the
Period From
February 26,
2021
(Inception)
Through
June 30,
2021
Cash flows from operating activities
Net loss	$(12,351)
Changes in operating assets and liabilities:
Accrued formation costs	500
Accounts payable	11,851
Net cash used in operating activities	—

Net change in cash	—
Cash at beginning of period	—
Cash at end of period	$—

Non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$25,000
Deferred offering costs included in accrued offering costs	$358,295
Deferred offering costs included in related party payable	$37,747
Deferred offering costs included in accounts payable	$4,485

The accompanying notes are an integral part of the condensed financial statements.

Galata Acquisition Corp.

Notes to Condensed Financial Statements

NOTE 1.     DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Galata Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on February 26, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 8, 2021. On July 9, 2021, the Company consummated the Initial Public Offering of 12,500,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $125,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in private placements to Galata Acquisition Sponsor LLC (the “Sponsor”).

Following the closing of the Initial Public Offering on July 13, 2021, an amount of $127,500,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”). The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering, management has agreed that $10.00 per Unit sold in the Public Offering, including proceeds of the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption have been recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

The Company will have until 24 months from the closing of the Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

Cash and working capital deficiency as of June 30, 2021 were $0 and $412,878.In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering, as filed with the SEC on July 13, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 20, 2021.

In the opinion of the Company’s management, the unaudited condensed financial statements as of June 30, 201 and for the period from February 26, 2021 (inception) through June 30, 2021 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2021 and its results of operations and cash flows for the period from February 26,2021 (inception) through June 30, 2021. The results of operations for the period from February 26, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the balance sheet in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Proposed Public Offering. These costs, together with the underwriting discounts and commissions, will be charged to additional paid in capital upon completion of the Proposed Public Offering or charged to operations if the Proposed Public Offering is not completed. As of June 30, 2021, the Company had deferred offering costs of $425,527.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 468,750 shares of Common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on January 1, 2022. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations and cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3.     INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 12,500,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $125,000,000. Each Unit consists of one share of the Company’s Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

NOTE 4.     PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) to the Sponsor of an aggregate of 6,500,000 Private Placement Warrants (or 7,250,000 Private Placement Warrants if the underwriters’ over-allotment is exercised in full) at a price of $1.00 per Private Placement Warrant ($6,500,000, or an aggregate of $7,250,000 if the underwriters’ over-allotment is exercised in full). Each Private Placement Warrant is exercisable to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5.     RELATED PARTY TRANSACTIONS

Founder Shares

On March 18, 2021, the Sponsor purchased 3,593,750 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for paying certain deferred offering costs of $25,000. The Founder Shares include an aggregate of up to 468,750 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Public Offering.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Public Offering. As of June 30, 2021, there were no amounts outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.

Related Party Payable

A related party, has paid offering costs on behalf of the Company in the amount of $37,747. This amount is outstanding as of June 30, 2021.

NOTE 6.     COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. See Note 8.

In connection with the Public Offering the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,500,000 in the aggregate (or $2,875,000 in the aggregate if the underwriters’ over-allotment option is exercised in full). In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $4,375,000 in the aggregate (or $5,031,250 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7.     SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares —The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding, of which an aggregate of up to 468,750 Class B ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Public Offering.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of its initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Company’s initial business combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the Initial Public Offering, plus the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent warrants issued to the Sponsor, officers or directors upon conversion of working capital loans. Any conversion of Class B ordinary shares described will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A ordinary share pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days' prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

The Company will account for the 12,750,000 warrants issued in connection with the Initial Public Offering (including 6,250,000 Public Warrants and 6,500,000 Private Place Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants that described above are precluded from equity classification. Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8.     SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 9, 2021, the Company consummated the Initial Public Offering of 12,500,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $125,000,000, which is described in Notes 1 and 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in private placements to Galata Acquisition Sponsor LLC (the “Sponsor”) for gross proceeds of $6,500,000, which is described in Notes 1 and 4.

On July 13, 2021, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,875,000 additional Units at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $18,750,000. The over-allotment option closed on July 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Galata Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Galata Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We were formed on February 26, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of our initial public offering in effecting our initial business combination.

We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We presently have no revenue. All activities for the period from February 26, 2021 (inception) through June 30, 2021, relate to the formation and the IPO. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On July 9, 2021, we consummated the IPO of 12,500,000 Public Units, at a price of $10.00 per Public Unit, generating gross proceeds of $125,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which the Sponsor, Galata Acquisition Sponsor LLC purchased 6,500,000 private warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Warrants, generating total proceeds of $6,500,000.

Upon the consummation of the IPO and associated private placements, $127,500,000 of cash was placed in the Trust Account, $2,500,000 was paid in underwriter’s commissions and $500,000 of cash was held outside of the Trust Account and was available for the repayment of advances from the Sponsor, payment of expenses related to the IPO and subsequent working capital purposes.

We cannot assure you that our plans to complete our Initial Business Combination will be successful. If we are unable to complete its initial business combination within 24 months from the date of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Warrants will not participate in any redemption distribution with respect to their founder shares or Private Warrants, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period February 26, 2021 (inception) through June 30, 2021, we had a net loss of $12,351, consisting of operating and formation costs.

Liquidity and Capital Resources

As of June 30, 2021, we had no cash.

For the period from February 26, 2021 (inception) through June 30, 2021, the net change in cash was $0. For the period from February 26, 2021 (inception) through June 30, 2021, cash provided by operating activities was $0. For the period from February 26, 2021 (inception) through June 30, 2021, cash provided by financing activities was $0.

On July 9, 2021, we consummated the Public Offering of 12,500,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $125,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 6,500,000 Private Placement Warrants, at $1.00 per Private Placement Warrant, to our sponsor, generating gross proceeds of $6,500,000. Approximately $500,000 of the proceeds is held in cash and available for our general use.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual obligations

As of June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $4,375,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares previously subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 468,750 Class B ordinary shares that were previously subject to forfeiture if the over-allotment option was not exercised by the underwriters. As of June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on July 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 18, 2021, we issued 3,593,750 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.007 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.  On May 14, 2021, the Sponsor transferred an aggregate of 15,000 founder shares to an entity controlled by Andrew Stewart, one of our advisors.

On July 13, 2021, we consummated the initial public offering (the “Initial Public Offering”) of 12,500,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A Ordinary Shares”) and one-half of one warrant of the Company (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File No. 333-254989). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $125,000,000. On July 13, 2021, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,875,000 additional Units (the “Additional Units”) at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $18,750,000. The over-allotment option closed on July 15, 2021. As previously reported on a Form 8-K, on July 13, 2021, simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of an aggregate of 6,500,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,500,000. On July 15, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 750,000 Private Placement Warrants at $1.00 per additional Private Placement Warrant (the “Additional Private Placement Warrants”), generating additional gross proceeds of $750,000.

A total of $18,375,000 of the net proceeds from the sale of the Additional Units and the Additional Private Units was deposited in a trust account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Trust Company acting as trustee, bringing the aggregate proceeds held in the Trust Account to $146,625,000.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 14, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALATA ACQUISITION CORP.

Date: August 23, 2021	By:	/s/ Kemal Kaya
	Name:	Kemal Kaya
	Title:	Chief Executive Officer

Date: August 23, 2021	By:	/s/ Michael Tanzer
	Name:	Michael Tanzer
	Title:	Chief Financial Officer