Form 10-Q
period 2021-09-30
Galata Acquisition Corp.
filed 2021-11-15
CIK 1852767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Galata Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40588	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2001 S Street NW, Suite 320 Washington, DC		20009
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (202) 866-0901

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share and one-half of one Warrant	GLTA.U	NYSE American
Class A ordinary shares, par value $0.0001 per share	GLTA	NYSE American
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	GLTA.WS	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 15, 2021, there were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GALATA ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GALATA ACQUISITION CORP.

CONDENSED BALANCE SHEET

(UNAUDITED)

September 30, 2021
ASSETS
Cash	$645,854
Prepaid expenses	127,445
Total Current Assets	773,299

Prepaid expenses	133,955
Investments held in Trust Account	146,626,595

Total Assets	$147,533,849

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$19,736
Accrued offering costs	30,000
Total Current Liabilities	49,736

Deferred underwriting commission	5,031,250

Total Liabilities	5,080,986

COMMITMENTS AND CONTINGENCIES (Note 7)

Class A ordinary shares subject to possible redemption; 14,375,000 shares (at $10.00 per share)	143,750,000

Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, -0- shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 3,593,750 shares issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(1,297,496)
Total Shareholders' Deficit	(1,297,137)
Total Liabilities and Shareholders' Deficit	$147,533,849

The accompanying notes are an integral part of the condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		February 26,
		2021
	For The	(Inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021
General and administrative expenses	$146,245	$158,596
Total operating expenses	146,245	158,596

Other income
Interest income	1,595	1,595
Total other income	1,595	1,595

Net loss	$(144,650)	$(157,001)

Class A ordinary shares - Weighted average shares outstanding, basic and diluted	14,239,458	6,029,974

Class A ordinary shares - Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

Class B ordinary shares - Weighted average shares outstanding, basic and diluted	3,593,750	3,593,750

Class B ordinary shares - Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

The accompanying notes are an integral part of the condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD
FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, February 26, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000

Net loss	—	—	—	—	—	(500)	(500)
Balance, March 31, 2021	—	—	3,593,750	359	24,641	(500)	24,500
Net loss	—	—	—	—	—	(11,851)	(11,851)
Balance, June 30, 2021	—	—	3,593,750	359	24,641	(12,351)	12,649

Class A ordinary shares accretion to redemption value (restated – see Note 2)	—	—	—	—	(24,641)	(1,140,495)	(1,165,136)

Net loss	—	—	—	—	—	(144,650)	(144,650)
Balance, September 30, 2021	—	$—	3,593,750	$359	$—	$(1,297,496)	$(1,297,137)

The accompanying notes are an integral part of the condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the
Period From
February 26,
2021
(Inception)
Through
September 30,
2021
Cash flows from operating activities
Net loss	$(157,001)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on assets held in Trust	(1,595)
Changes in operating assets and liabilities:
Prepaid expenses	(261,400)
Accrued formation costs	30,000
Accounts payable	19,736
Net cash used in operating activities	(370,260)

Cash flows from investing activities
Cash deposited into trust account	(146,625,000)
Net cash used in investing activities	(146,625,000)

Cash flows from financing activities
Sale of units in public offering, net	140,366,114
Sale of private placement warrants to sponsor	7,250,000
Proceeds from issuance of Class B ordinary shares to sponsor	25,000
Net cash provided by financing activities	147,641,114

Net change in cash	645,854
Cash at beginning of period	—
Cash at end of period	$645,854

Non-cash financing activities:
Deferred underwriters’ discount and commissions	$5,031,250
Initial classification of Class A ordinary shares subject to possible redemption	$143,750,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 8, 2021. On July 9, 2021, the Company consummated the Initial Public Offering of 12,500,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $125,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,500,000 warrants (together with the warrants below, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in private placements to Galata Acquisition Sponsor LLC (the “Sponsor”).

On July 13, 2021, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,875,000 additional Units at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $18,750,000. The over-allotment option closed on July 15, 2021.

Simultaneously with the closing of the over-allotment option, the Company consummated the sale of 750,000 warrants (together with the warrants above, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in private placements to the Sponsor.

Following the closing of the Initial Public Offering on July 13, 2021, and the over-allotment option on July 15, 2021, an aggregate amount of $146,625,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”). The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

Liquidity and Management’s Plan

As of September 30, 2021 the cash and working capital were $645,854 and $723,563 respectively.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management notes that it has completed the Public Offering and the over-allotment. As such, management believes that the funds which the Company has available following the completion of the Initial Public Offering over-allotment will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

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

NOTE 2.     RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly presented its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

The impact on previously issued financial statements is presented below.

	As previously reported	Adjustments	As restated
July 13, 2021 balance sheet (Form 8-K)
Temporary equity (12,500,000 shares subject to redemption)	119,087,535	5,912,465	125,000,000
Shareholders’ equity
Class A ordinary shares	59	(59)	—
Class B ordinary shares	359	—	359
Additional paid in capital	5,021,153	(5,021,153)	—
Accumulated deficit	(21,570)	(891,253)	(912,823)
Total shareholders’ equity	5,000,001	(5,912,465)	(912,464)

NOTE 3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of September 30, 201 and for the period from February 26, 2021 (inception) through September 30, 2021 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the period from February 26,2021 (inception) through September 30, 2021. The results of operations for the period from February 26, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2021.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments held in trust

Investments held in trust was $146,626,595 at September 30, 2021 and consisted of a money market fund which is carried at fair value.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $567,396 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriter discount of $2,875,000 and deferred fee of $5,031,250, were charged to additional paid-in capital upon completion of the Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $143,750,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. At September 30, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

	Three Months Ended		For the Period from February 26, 2021 (Inception)
	September 30, 2021		Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$(115,500)	$(29,150)	$(98,373)	$(58,628)
Denominator:
Basic and diluted weighted average shares outstanding	14,239,458	3,593,750	6,029,974	3,593,750

Basic and diluted net income (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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

Management does not believe that any recently issued, but not yet effective, accounting standards, except as noted above, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 4.     INITIAL PUBLIC OFFERING

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

NOTE 5.     PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) to the Sponsor of an aggregate of 7,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($7,250,000). Each Private Placement Warrant is exercisable to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the over-allotment option, the Company consummated the sale of 750,000 warrants at a price of $1.00 per Private Placement Warrant in private placements to the Sponsor.

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

NOTE 6.     RELATED PARTY TRANSACTIONS

Founder Shares

On March 18, 2021, the Sponsor purchased 3,593,750 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for paying certain deferred offering costs of $25,000. The Founder Shares included an aggregate of up to 468,750 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. As the underwriters’ over-allotment was exercised in full, none of the Founder Shares were forfeited.

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

Promissory Note — Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Public Offering. As of September 30, 2021, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, there was no amount outstanding under the Working Capital Loans.

Related Party Payable

A related party, has paid offering costs on behalf of the Company. This no amount was outstanding as of September 30, 2021.

NOTE 7.     COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters’ over-allotment option was exercised in full. See Note 1.

In connection with the Public Offering the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,875,000 in the aggregate). In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8.     FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in the Trust Account	1	$146,626,595

NOTE 9.     SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares —The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12months from the closing of the Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company will account for the 14,437,500 warrants issued in connection with the Initial Public Offering (including 7,187,500 Public Warrants and 7,250,000 Private Place Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants that are described above are afforded equity classification. Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 10.     SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

On July 13, 2021, the underwriters notified us of their exercise of the over-allotment option in full and purchased 1,875,000 additional Units at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $18,750,000. The over-allotment option closed on July 15, 2021. Simultaneously with the closing of the over-allotment option, we consummated the sale of 750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in private placements to our sponsor.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period February 26, 2021 (inception) through September 30, 2021, we had a net loss of $157,001, consisting primarily of general and administrative expense.

For the three months ended September 30, 2021, we had a net loss of $144,650, consisting primarily of general and administrative expense.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $645,854.

For the period from February 26, 2021 (inception) through September 30, 2021, the net change in cash was $645,854. For the period from February 26, 2021 (inception) through September 30, 2021, cash used in operating activities was $370,260. For the period from February 26, 2021 (inception) through September 30, 2021, cash used in investing activities was $146,625,000. For the period from February 26, 2021 (inception) through September 30, 2021, cash provided by financing activities was $147,641,114.

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

On July 13, 2021, the underwriters notified us of their exercise of the over-allotment option in full and purchased 1,875,000 additional Units at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $18,750,000. The over-allotment option closed on July 15, 2021. Simultaneously with the closing of the over-allotment option, the we consummated the sale of 750,000 warrants at a price of $1.00 per Private Placement Warrant in private placements to our sponsor.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual obligations

As of September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $5,031,250 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares previously subject to forfeiture. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B ordinary shares are presented as one class of stock in the calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. As of September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $143,750,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

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

Our management does not believe that any recently issued, but not yet effective, accounting standards, except as noted above, if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

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

Our internal control over financial reporting did not result in effective controls to properly evaluate complex equity transactions. This lack of control led to improper accounting classification of certain Class A ordinary shares we issued in July 2021 as part of the Initial Public Offering which, due to its impact on our financial statements, we determined to be a material weakness.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, did not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended on September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risk factors previously disclosed under the heading “Risk Factors” in the Company’s final prospectus for the Initial Public Offering filed with the SEC on July 13, 2021, you should carefully consider the risk factor below.

Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition and could cause our actual results to differ materially from those in this Quarterly Report. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations

We have concluded that our disclosure controls and procedures were not effective as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described in “Part I, Item 4. Controls and Procedures,” we concluded that our internal control over financial reporting was ineffective as of September 30, 2021 because a material weakness existed in our internal control over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to improve our internal control over financial reporting. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If we identify any material weaknesses in internal control over financial reporting, any such material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2021.

GALATA ACQUISITION CORP.

By:	/s/ Kemal Kaya
Name:	Kemal Kaya
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Tanzer
Name:	Michael Tanzer
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)