Form 10-K
period 2021-12-31
Galata Acquisition Corp.
filed 2022-03-31
CIK 1852767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31,2021

Commission File Number 001-40588

_______________
GALATA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2001 S Street SW, Suite 320 Washington, DC	20009
(Address of principal executive offices)	(zip code)

(202) 866-0901

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-half of one Warrant	GLTA.U	NYSE American
Class A ordinary shares, par value $0.0001 per share	GLTA	NYSE American
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	GLTA WS	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant was not a public company as of June 30, 2021 and therefore it cannot calculate the aggregate market value of its voting and non-voting common shares held by non-affiliates as of such date.

As of March 25, 2022, 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: Certain information contained in the registrant’s prospectus dated July 8, 2021, as filed with the Securities and Exchange Commission (“SEC”) on July 13, 2021, pursuant to Rule 424(b)(4) (SEC File No. 333-254989) is incorporated into certain portions of Part I, Item 1 and Item 1A, and Part III, Item 13, as disclosed herein.

GALATA ACQUISITION CORP.

FORM 10-K

- i -

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our expectations around the performance of a prospective target business or businesses;
●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance following the IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report on Form 10-K entitled “Risk Factors” beginning on page 6. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

- ii -

Summary Risk Factors

Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 6 of this Annual Report on Form 10-K together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks as well as certain other risks that you should carefully consider before deciding to invest in our securities:

●	Ability to Complete Business Combination. We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Impact of COVID-19. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	Past Performance by our Management Team. Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.
●	Opportunity to Vote on Proposed Business Combination. Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Ability to Evaluate Target Business’s Operations. Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.
●	Competition. Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	Appointing Directors. If we do not hold an annual general meeting until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to appoint directors and to discuss company affairs with management until such time.
●	Dependence on Key Personnel. Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or our target’s key personnel could negatively impact the operations and profitability of our post-combination business.
●	Ability to Obtain Financing. We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
●	Conflict of Interest. Our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

- iii -

●	Emerging Growth Company. We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
●	Exercise of Redemption Rights. The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	Cayman Islands Incorporated Company. Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	Delisting. The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

- iv -

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to “we,” “us,” or the “Company” are to Galata Acquisition Corp., a Cayman Islands exempted company.

We are a blank check company incorporated as a Cayman Islands exempted company on February 26, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, or reorganization or engaging in any other similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination.

While we may pursue an initial business combination opportunity in any business, industry, sector or geographic region, we intend to focus on technology-enabled financial services businesses in emerging markets. Segments we might explore include, but are not limited to, insurance, reinsurance and insurance services, asset management, retail or investment banking, and merchant acquisition & payment processing.

On March 18, 2021, we issued an aggregate of 3,593,750 founder shares to our sponsor, Galata Acquisition Sponsor LLC (the “Sponsor”), for a total subscription price of $25,000, or approximately $0.007 per share. On May 14, 2021, our Sponsor transferred an aggregate of 15,000 founder shares to an entity controlled by Andrew Stewart, one of our advisors. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible.

On July 9, 2021, the Company consummated its initial public offering (“IPO”) of 12,500,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $125,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,500,000 warrants (together with the warrants below, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in private placements to Sponsor.

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

Following the closing of the IPO on July 13, 2021, and the over-allotment option on July 15, 2021, an aggregate amount of $146,625,000 from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in a trust account (“Trust Account”). The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated July 8, 2021, which section is incorporated by reference herein (the “prospectus”).

Effecting an Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the Private Placement Warrants, our share capital, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares (the “Class A Ordinary Shares”), we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses and Potential Finder’s Fees

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources as a result of our management’s experience, execution history and ability to deploy capital. These sources include, but are not limited to, investment bankers, private investment funds and other members of our network of business relationships. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources may have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.

Fair Market Value of Target Business

NYSE American rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation, or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete our initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the outstanding equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Under the NYSE American’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding;
●	any of our directors, officers or substantial shareholders (as defined by NYSE American rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Sponsor, officers and directors have agreed that we will have until July 8, 2023 to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to us for the payment of taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with our dissolution), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to our founder shares or warrants, which will expire worthless if we fail to consummate our initial business combination within the above time period. The redemption of public shares from the Trust Account shall be done automatically by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to Cayman Islands law.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination by July 8, 2023. However, if they acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our Sponsor, executive officers and directors nominees have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 8, 2023, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with our dissolution), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $500,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not previously released to us to pay taxes, if any, on interest earned in the Trust Account, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.20 per share, regardless of whether or not the underwriters exercise any portion of their option to purchase additional units. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20 per share.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business (except our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced and our Sponsor asserts that it is unable to satisfy its obligations or that it has no such indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by such directors to be too high relative to the amount recoverable or if the disinterested directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share, regardless of whether or not the underwriters exercise any portion of their option to purchase additional units.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $500,000 from the proceeds of our IPO with which to pay any such potential claims plus interest released to us (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or winding-up estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or winding-up claims deplete the Trust Account, we cannot assure you we will be able to return $10.20 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete an initial business combination by July 8, 2023, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by July 8, 2023 or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by July 8, 2023, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Resources

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our audited financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete. Please see the section entitled “Proposed Business — Sourcing of Potential Business Combination Targets — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” contained in our prospectus dated July 8, 2021 for additional information.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and public shares in favor of our initial business combination. Our officers, directors and director nominees have also agreed, pursuant to the terms of letter agreements, to vote their public shares and founder shares in favor of such proposed business combination. Our initial shareholders own 20% of our outstanding ordinary shares. In addition to our founder shares, we need 5,390,626, or 37.5% (assuming all issued and outstanding shares are voted), or 898,438, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 14,375,000 public shares to be voted in favor of a transaction, subject to any higher threshold as is required by the Cayman Islands or other applicable law, in order to have such initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you were not provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial offering. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the 24-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers, directors and director nominees have agreed that we must complete our initial business combination within 24 months from the closing of our initial offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of the COVID-19 coronavirus and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either case, our public shareholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Ordinary Shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Please see “Proposed Business — Sourcing of Potential Business Combination Targets — Permitted Purchases of our Securities” contained in our prospectus dated July 8, 2021 for a description of how such persons will determine from which shareholders to seek to acquire shares. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed. See “Proposed Business — Sourcing of Potential Business Combination Targets — Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights” contained in our prospectus dated July 8, 2021.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A Ordinary Shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of our initial offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of our initial offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital and potential loans from certain of our affiliates are discussed in the section our prospectus dated July 8, 2021 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least the 24 months following the closing of our initial offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

If the net proceeds of our initial offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for a business combination, to pay our taxes, if any, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. Our Sponsor is not obligated to fund such loans.

Of the net proceeds of this offering and the sale of the private placement warrants, only approximately $500,000 is available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless., our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to our company, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

If we are unable to consummate our initial business combination within 24 months of the closing of our initial offering, our public shareholders may be forced to wait beyond the ten business day period thereafter before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months from the closing of our initial offering, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our taxes, if any, less up to $100,000 of interest for our dissolution expenses, divided by the number of then outstanding public shares and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the ten business days following the 24-month initial business combination period before the redemption proceeds of our trust account become available to them, and they receive the return of their portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

The grant of registration rights to our Sponsor and its permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Pursuant to an agreement entered into in connection with our initial offering, our Sponsor and its permitted transferees can demand that we register the founder shares and the private placement warrants and the Class A Ordinary Shares underlying the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans can demand that we register such warrants or Class A Ordinary Shares issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. Furthermore, the founder shares would become transferable earlier than one year after the date of the consummation of our initial business combination if, subsequent to our initial business combination, the last reported sale price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination. The possibility of the founder shares being transferable earlier based on our Class A Ordinary Shares trading at a relatively small premium to the initial public offering price of our units enhances the potential dilution to our public shareholders. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the securities owned by our Sponsor and holders of warrants that may be issued upon conversion of working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We will seek to complete our initial business combination with an operating company, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to an initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following the business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation, or value of comparable businesses. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Unlike most other similarly structured blank check companies, our Sponsor will receive additional Class A Ordinary Shares if we issue shares to complete an initial business combination.

The founder shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of our ordinary shares issued and outstanding upon completion of our initial offering, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued by the Company in connection with or in relation to the completion of the initial business combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller of a target business in the initial business combination and any private placement warrants issued to our Sponsor or any of its affiliates or any member of our management team upon conversion of working capital loans. Any conversion of Class B ordinary shares (the “Class B Ordinary Shares”) described herein will take effect as a compulsory redemption of Class B Ordinary Shares and an issuance of Class A Ordinary Shares as a matter of Cayman Islands law. In no event will the Class B Ordinary Shares convert into Class A Ordinary Shares at a rate of less than one-to-one. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of our prospectus dated July 8, 2021 captioned “Taxation — United States Federal Income Taxation — General”) of our Class A Ordinary Shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception (see the section of our prospectus dated July 8, 2021 captioned “Taxation — U.S. Holders — Acquisition of Class A Ordinary Shares Pursuant to a Warrant — Passive Foreign Investment Company Rules”). The application of the start-up exception is uncertain, and there can be no assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our Class A Ordinary Shares and warrants. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of our prospectus dated July 8, 2021 captioned “Taxation — U.S. Holders — Acquisition of Class A Ordinary Shares Pursuant to a Warrant — Passive Foreign Investment Company Rules.”

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our executive officers, directors and director nominees also serve as officers and/or board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest” in our prospectus dated July 8, 2021. Such entities may compete with us for business combination opportunities. Our Sponsor, officers, directors and director nominees are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in “Proposed Business — Sourcing of Potential Business Combination Targets — Selection of a Target Business and Structuring of our Initial Business Combination” in our prospectus dated July 8, 2021 and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 18, 2021, we issued an aggregate of 3,593,750 founder shares to our Sponsor for a total subscription price of $25,000, or approximately $0.007 per share. Such shares are fully paid. On May 14, 2021, our Sponsor transferred an aggregate of 15,000 founder shares to an entity controlled by Andrew Stewart, one of our advisors. The number of founder shares issued was determined based on the expectation that such founder shares represent 20% of the outstanding public shares and founder shares after our initial offering. The founder shares will be worthless if we do not complete our initial business combination. Our initial shareholders acquired the founder shares for approximately $0.007 per share and we offered units at a price of $10.00 per unit in our initial offering; as a result, our initial shareholders could make a substantial profit after our initial business combination even if public shareholders experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

In addition, our Sponsor purchased an aggregate of 7,250,000 private placement warrants, each of which such warrants will be exercisable for one Class A Ordinary Share at $11.50 per share, that will also be worthless if we do not complete a business combination. The initial shareholders have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial business combination. The personal and financial interests of our initial shareholders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24 month deadline following the closing of our initial offering nears, which is the deadline for the completion of our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A Ordinary Shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Ordinary Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy and other purposes; and
●	other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of our initial offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial offering and the sale of the private placement warrants provide us with $146,625,000 that we may use to complete our initial business combination (excluding $5,031,250 of deferred underwriting commissions being held in the trust account). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals and shareholders generally;
●	laws governing the manner in which future business combinations may be effected;
●	differing laws and regulations regarding exchange listing and delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	inflation greater than that experienced in the United States;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

We may re-domicile into another foreign jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another foreign jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the Cayman Islands or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such re-domiciliation and the international nature of our business will likely subject us to foreign regulation.

We may migrate to another jurisdiction in connection with our initial business combination and such migration may result in taxes imposed on shareholders.

As a Cayman Islands entity, we do not have access to a network of income tax treaties to protect us from withholding taxes or gains taxes that may be imposed by other jurisdictions. As a result, it may not be possible to effect repatriation of earnings or the receipt of income from our investments in a tax efficient manner. Accordingly, we may, in connection with our initial business combination or earlier, and subject to requisite shareholder approval under the Companies Act, transfer by way of continuation (migrate) to a different jurisdiction, including, for example, the jurisdiction in which the target company or business is located. Such a transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident and/or the jurisdictions in which its owners are resident if it is a tax transparent entity under the tax laws of such jurisdictions (including under any anti-deferral regime). We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may also be subject to withholding taxes or other taxes imposed by the jurisdiction where we are migrated to with respect to their ownership of us. Moreover, tax consequences of owning and disposing of our units, Class A Ordinary Shares or warrants may be significantly different from those described in the section of our prospectus dated July 8, 2021 captioned “Taxation.”

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition. Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent. Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management team may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with such laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial shareholders, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their constitutional documents. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association that will make it easier for us to consummate an initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their constitutional documents. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association prior to our initial business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, being (i) the affirmative vote of at least a two-thirds majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders.

Our Sponsor, officers, directors and director nominees have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial offering, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our initial shareholders, officers, directors and director nominees. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Provisions of our amended and restated memorandum and articles of association (and corresponding provisions of the agreement governing the release of funds from our trust account) relating to the rights and obligations attaching to our Class A Ordinary Shares and certain aspects of our pre-business combination activity may be amended with the approval of a special resolution being (i) the affirmative vote of at least a two-thirds majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the consummation of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their constitutional documents which prohibits the amendment of certain provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders in many cases. Our amended and restated memorandum and articles of association will provide that any of its provisions, including those related to pre-business combination activity, may be amended if approved by special resolution, being (i) the affirmative vote of at least a two-thirds majority of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of a two-thirds majority of our ordinary shares, which is a lower amendment threshold than that of many blank check companies.

Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A Ordinary Shares will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the consummation of an initial business combination that some of our shareholders may not support.

Our initial shareholders, officers, directors and director nominees have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial offering, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our initial shareholders, officers, directors and director nominees. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, less up to $100,000 of interest for dissolution expenses, on the liquidation of our trust account. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less in some circumstances, on the liquidation of our trust account, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

Our Sponsor and affiliated entities control a substantial interest in us and thus may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders collectively own, on an as-converted basis, 20% of our issued and outstanding Class A Ordinary Shares. Our initial shareholders, officers, directors, director nominees or their affiliates could determine in the future to purchase units or shares in the open market or in private transactions, to the extent permitted by law. In connection with any vote for a proposed business combination, our Sponsor has agreed to vote the founder shares owned by it, and our initial shareholders, officers, directors and director nominees have agreed to vote any Class A Ordinary Shares acquired in our initial offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. It is unlikely that there will be an annual general meeting to appoint new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual general meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome, as only holders of our Class B Ordinary Shares will have the right to vote on the appointment of directors. In addition, under our amended and restated memorandum and articles of association, the holders of our founder shares may, by ordinary resolution, remove a member of our board of directors for any reason prior to the consummation of our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

If we do not hold an annual general meeting until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to appoint directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the NYSE American, we do not currently intend to call an annual general meeting until after we consummate our initial business combination. In accordance with NYSE American corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE American. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for runoff insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to Our Securities

Our outstanding warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effect a business combination.

We issued warrants to purchase 12,500,000 Class A Ordinary Shares as part of the units offered by our prospectus dated July 8, 2021. Simultaneously with the closing of our initial offering, we issued in a private placement 6,500,000 private placement warrants and, on

July 15, 2021, we issued in a private placement 750,000 private placement warrants, each exercisable to purchase one Class A Ordinary Share. We may also issue additional warrants to our Sponsor, officers, directors or their affiliates upon redemption of promissory notes issued to such entities or individuals for loans made to supplement our working capital requirements, as described elsewhere in our prospectus dated July 8, 2021. To the extent we issue Class A Ordinary Shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A Ordinary Shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere herein and in our prospectus dated July 8, 2021 have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our Sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A Ordinary Shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described in our prospectus dated July 8, 2021 under “Description of Securities — Warrants — Public Warrants — Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE American, a national securities exchange. Although we meet the minimum initial listing standards of the NYSE American on a pro forma basis, which generally only require that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution, our securities may not continue to be listed on the NYSE American in the future prior to an initial business combination. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE American’s initial listing requirements, which are more rigorous than the NYSE American’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American. We may not be able to meet those initial listing requirements at that time.

If the NYSE American delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A Ordinary Shares and warrants will be listed on the NYSE American, our units, Class A Ordinary Shares and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE American, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A Ordinary Shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in our initial offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our prospectus dated July 8, 2021, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least a majority of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a warrant.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced and our Sponsor asserts that it is unable to satisfy its obligations or that it has no such indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by such directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our disinterested directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share.

Risks Related to Our Management Team

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Kemal Kaya, our Chief Executive Officer and Director, Daniel Freifeld, our Chief Investment Officer and Director, and Michael Tanzer, our Chief Financial Officer. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or our target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Risks Relating to the Trust Account

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business, except our independent registered public accounting firm, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per share initially held in the trust account, due to claims of such creditors. In order to protect the amounts held in the trust account, our Sponsor has agreed it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of our initial offering or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business within 24 months from the closing of our initial offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if have not completed an initial business combination within 24 months from the closing of our initial offering, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

We may issue additional Class A Ordinary Shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Ordinary Shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions that will be contained in our amended and restated memorandum and articles of association. Any such issuances could substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A Ordinary Shares, par value $0.0001 per share, 20,000,000 Class B Ordinary Shares, par value $0.0001 per share and 1,000,000 preference shares, par value $0.0001 per share. There are 185,625,000, 16,406,250 and 1,000,000 authorized but unissued Class A Ordinary Shares, Class B Ordinary Shares and preference shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the Class B Ordinary Shares. The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association.

We may issue a substantial number of additional Class A Ordinary Shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares:

●	may significantly dilute the equity interest of investors in our initial offering;
●	could cause a change of control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may adversely affect prevailing market prices for our units, Class A Ordinary Shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers or board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management — Directors, and Executive Officers and Director Nominees” contained in our prospectus dated July 8, 2021, which section is incorporated by reference herein.

Our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us. In addition, our Sponsor has, and our Sponsor, officers and directors may in the future, participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to applicable fiduciary duties under Cayman Islands law.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management — Directors, and Executive Officers and Director Nominees,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions” contained in our prospectus dated July 8, 2021, which section is incorporated by reference herein.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, our directors and officers would need to ensure that they act in accordance with their fiduciary duties owed to us as a matter of Cayman Islands law and make, in the case of our directors, the requisite disclosures for the purposes of our amended and restated articles of association in default of which we might have a claim against such individuals to the extent that it can be demonstrated that loss has been suffered by the company as a result of such actions. See the section titled “Description of Securities — Certain Differences in Corporate Law — Shareholders’ Suits” in our prospectus dated July 8, 2021 for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

General Risk Factors

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) absent an initial business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares, and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial offering or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the law applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section captioned “Description of Securities — Certain Differences in Corporate Law” contained in our prospectus dated July 8, 2021, which section is incorporated by reference herein.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

An investment in us may result in uncertain or adverse U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A Ordinary Shares and the one-half of a warrant to purchase one Class A Ordinary Share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we are issuing in our initial offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Class A Ordinary Shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. See the section titled “Taxation — United States Federal Income Taxation” in our prospectus dated July 8, 2021 for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

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

As described in “Part II, Item 9A. Controls and Procedures” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because a material weakness existed in our internal control over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to improve our internal control over financial reporting. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If we identify any material weaknesses in internal control over financial reporting, any such material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTY

Our executive office is located at 2001 S Street NW, Suite 320, Washington, DC 20009, and our telephone number is (202) 866-0901. This space and secretarial and administrative services are being provided to us by our Sponsor at no charge. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A Ordinary Shares and warrants are listed on New York Stock Exchange American (“NYSE American”). Class A Ordinary Shares and warrants that are separated trade on NYSE American under the symbols “GLTA” and “GLTA WS”. Those units not separated from the Class A Ordinary Shares trade on the NYSE American under the symbol “GLTA.U.”

Holders

As of December 31, 2021, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, two holders of record of our Class B Ordinary Shares and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In March 2021, the Company issued an aggregate of 3,593,750 founder shares to the Sponsor, for a subscription price of $25,000, or approximately $0.007 per share, 468,750 of which were subject to forfeiture in the event the underwriters’ option to purchase additional units is not exercised in full. On May 14, 2021, the Sponsor transferred an aggregate of 15,000 founder shares to an entity controlled by Andrew Stewart, one of our advisors.

On July 9, 2021, the Company consummated its IPO of 12,500,000 Units. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in private placements to the Sponsor.

On July 13, 2021, the underwriters exercised the over-allotment option in full, hence 468,750 founder shares are no longer subject to forfeiture. Simultaneously with the closing of the over-allotment option, the Company consummated the sale of 750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in private placements to the Sponsor.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations, if any, will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $500,000 of proceeds held outside the Trust Account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

ITEM 6.	[Reserved]
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We presently have no revenue. All activities for the period from February 26, 2021 (inception) through December 31, 2021, relate to the formation and the IPO. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On July 9, 2021, we consummated the IPO of 12,500,000 Public Units, at a price of $10.00 per Public Unit, generating gross proceeds of $125,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which the Sponsor, Galata Acquisition Sponsor LLC, purchased 6,500,000 private warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Warrants, generating total proceeds of $6,500,000.

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

We cannot assure you that our plans to complete our Initial Business Combination will be successful. If we are unable to complete our initial business combination within 24 months from the date of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Warrants will not participate in any redemption distribution with respect to their founder shares or Private Warrants, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period February 26, 2021 (inception) through December 31, 2021, we had a net loss of $841,299, consisting primarily of general and administrative expense.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $610,926.

For the period from February 26, 2021 (inception) through December 31, 2021, the net change in cash was $610,926. For the period from February 26, 2021 (inception) through December 31, 2021, cash used in operating activities was $356,845. For the period from February 26, 2021 (inception) through December 31, 2021, cash used in investing activities was $146,625,000. For the period from February 26, 2021 (inception) through December 31, 2021, cash provided by financing activities was $147,592,771.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

As of December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares previously subject to forfeiture. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B ordinary shares are presented as one class of stock in the calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. As of December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $143,750,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on January 1, 2022. The Company’s adoption of ASU 2020-06 did not impact its financial position, results of operations and cash flows.

Our management does not believe that any recently issued, but not yet effective, accounting standards, except as noted above, if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2021. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, did not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended on December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position

Kemal Kaya	61	Chief Executive Officer and Director

Daniel Freifeld	41	President, Chief Investment Officer and Director

Michael Tanzer	33	Chief Financial Officer

Adam S. Metz	60	Independent Board Member

Shelley Guiley	48	Independent Board Member

Tim Shannon	37	Independent Board Member

Andy Stewart	47	Advisory Board Member

David Wright	40	Advisory Board Member

Kemal Kaya, Chief Executive Officer, Director

Kemal is a leading figure in Turkish banking and has more than 35 years of experience in financial services. Since 2008, Kemal has served as a Senior Advisor to The Blackstone Group, focused on transactions in the region. Before joining Blackstone, Kemal was the CEO of Yapi Kredi Group, one of the leading financial groups in Turkey. He assumed this position after leading Turkey’s first and largest privately owned bank acquisition by Koc Financial Services. Under his leadership, Yapi Kredi Bank and Kocbank were merged, the biggest merger to date in the Turkish banking sector. Before the merger, Kemal served as General Manager of Kocbank and CEO of Koc Financial Services, the financial holding company of a strategic partnership between Koc Holding and UniCredit, in which Kemal also played a leading role in realizing in 2002. Earlier in his career, he held various senior positions in financial institutions and investor relations management with Yapi Kredi Bank. Kemal was educated in the United States and received his Bachelor of Science in Business Administration from the University of Kansas.

Daniel Freifeld, President, Chief Investment Officer, Director

Daniel is the founder of Callaway and serves as the firm’s Chief Investment Officer. He plays a central role in the identification, development, and execution of investment opportunities for the firm and leads the development and implementation of the firm’s stakeholder engagement strategies. Prior to founding Callaway, Mr. Freifeld served as Senior Advisor to the Special Envoy for Eurasian Energy at the U.S. Department of State, where he was responsible for oil and gas issues in Iraq, Turkey, Russia, and the eastern Mediterranean and as a program coordinator for the Near East South Asia Center at the U.S. Department of Defense, working in more than ten Middle Eastern countries. He has been an associate of the Geopolitics of Energy Project at Harvard University and a term member of the Council on Foreign Relations and is a member of the state bars of Massachusetts and the District of Columbia. He speaks Turkish and French and conversational Arabic, Farsi, and Spanish and holds a bachelor’s degree in political science summa cum laude from Emory University and a juris doctor from New York University School of Law.

Michael Tanzer, Chief Financial Officer

Michael serves as a Portfolio Manager for Callaway’s flagship investment fund, focusing on the identification, development, and execution of investment opportunities in corporate credit special situations. Prior to joining Callaway, Mr. Tanzer was a Senior Analyst at Southpaw Asset Management, where he focused on distressed investments across the capital structure, as well as litigation finance opportunities. Prior to joining Southpaw, he was a senior analyst at DG Capital Management, a special situations hedge fund based in New York. He began his career at Oberon Asset Management, also based in New York. He speaks conversational French and holds bachelor’s degrees in economic theory and philosophy from New York University.

Adam S. Metz, Independent Board Member

Adam serves on the board of directors of Morgan Stanley Direct Lending Fund, a private externally managed specialty finance company focused on lending to middle market companies, in connection with which he also serves on the board of directors of SL Investment Corp., a sidecar investment vehicle of the Morgan Stanley Direct Lending Fund. Adam also serves as non-executive director of Hammerson PLC (LON: HMSO), a property development and investment company. Previously, Adam served as Managing Director and Head of International Real Estate at The Carlyle Group Inc. (NASDAQ: CG), a private equity, alternative asset management and financial services company, from September 2013 to April 2018. From March 2011 to August 2013, Adam served as a Senior Advisor at the dedicated real estate equity investment platform of global alternative asset management firm TPG Capital. From October 2008 to December 2010, Adam served as Chief Executive Officer at General Growth Properties (formerly NYSE: GGP), a shopping mall operator. From 2003 to 2008, Mr. Metz served as Co-Founding Partner at Polaris Capital LLC, a private investment management company. Adam holds a Bachelor of Arts degree in history from Cornell University and a Master’s in Business Administration degree from the Kellogg School of Management at Northwestern University.

Shelley Guiley, Independent Board Member

Shelley served as Managing Director and Chief Operating Officer of Fundraising at The Carlyle Group Inc. (NASDAQ: CG), a private equity, alternative asset management and financial services company, from July 2010 to February 2020. In that role, Shelley led the execution of Carlyle’s fundraising strategy, working with Management to define fundraising goals, create a systematic approach and drive the fundraising processes. Prior to joining Carlyle, Shelley was a Senior Vice President and the Director of Investor Relations at Allied Capital Corporation (NYSE: ALD) from March 2005 to July 2010, where she managed the firm’s relationships with institutional and individual investors. Prior to that, she was employed by Capital One Financial Corporation (NYSE: COF) and Price Waterhouse LLP. Shelley has over twenty years of experience in the financial services industry, primarily in the Investor Relations field. Shelley earned her Bachelor of Science degree in commerce from The University of Virginia and a Master’s in Business Administration degree from The Tuck School at Dartmouth College. She is a licensed CPA and has held a Series 24 license since October 2020, an 82 license since April 2011 and a Series 63 license since November 2011.

Tim Shannon, Independent Board Member

Tim serves as the Managing Partner of Cedar Investors LLC, an investment firm with private equity holdings in industries including veterinary and dental practice management. Prior to founding Cedar Investors, Tim was an operator at DaVita Inc. (NYSE: DVA) where he focused on initiatives including strategic partnerships with health insurance companies. Previously, Tim was an investor at Zweig-DiMenna Associates, a hedge fund with holdings across global equities and credit. He started his career at J.P. Morgan Chase & Co. as a research analyst covering sectors including health and life insurance. Tim is a CFA charterholder. He holds a bachelor’s degree in healthcare management and policy magna cum laude from Georgetown University and a master’s in business administration with distinction from the Kellogg School of Management at Northwestern University.

Advisory Board

Our current advisory board members are as follows:

Andy Stewart is an industry partner at Motive Partners and serves as the Chairman of the Board of Directors and is an Advisory Board member of Finantix and is Executive Chairman of Global Shares. Prior to joining Motive Partners, Andy co-led Blackrock’s Alternative Investment Platform (BAI). During his tenure, BAI invested in a wide array of notable acquisitions, including a leading Asian and European real estate business, Latin American infrastructure platform and a U.S. middle market lending platform. Andy chaired BAI’s Executive Committee and was a member of BAI’s investment committees, as well as Blackrock’s global operating and human capital committees. Before BAI, Andy helped build the Credit Suisse alternatives business into a robust driver of profitability and managed the global credit, commodities, insurance and hedge fund strategies across the U.S., Europe, Asia, and Latin America. Prior to joining Credit Suisse, Andy helped build Man Investments into one of the largest publicly traded alternative asset management firms in the world. Andy earned a Juris Doctor degree from the Indiana University School of Law, Bloomington where he served as an Editor of the Indiana Law Journal and graduated Cum Laude, and a Bachelor of Arts degree from the University of California, Santa Barbara. Andy is also a CAIA charter-holder.

David Wright is the Chief Insurance Officer at Acrisure Technology Group. As Chief Insurance Officer, David brings his experience across the entire insurance value chain to the host of decisions, big and small, that make innovation a reality. Previously, David was a Managing Director at Acrisure Re (formerly Beach), where he was focused on reinsurance and portfolio placement. David led the sales production team in Beach’s New York office and was Head of Analytics in North America. David’s experience spans all classes of property, casualty, life, health, and specialty, including both reinsurance placement and facilitating underwriting capital for insurance portfolio startups and MGAs. David began his career at Beach in the sales team before attaining his actuarial qualifications and assuming leadership roles in both analytics and reinsurance production. He holds a bachelor’s degree from Queen’s University in Ontario.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Shelley Guiley, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Adam Metz and Tim Shannon, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Daniel Freifeld and Kemal Kaya, will expire at the third annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Adam S. Metz, Shelley Guiley and Tim Shannon qualifies as an “independent director” as defined in the NYSE American listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee, and a nominating and corporate governance committee. The rules of the NYSE American and Rule 10A-3 of the Exchange Act as required by the rules of the NYSE American, require that the audit committee and the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Effective July 8, 2021, we established an audit committee of the board of directors. The rules of the NYSE American require that the audit committee of a listed company be comprised solely of at least three independent directors. The members of our audit committee are Adam S. Metz, Shelley Guiley and Tim Shannon. Tim Shannon serves as chairman of the audit committee. Adam S. Metz, Shelley Guiley and Tim Shannon meet the independent director standard under the NYSE American’s listing standards.

Each member of the audit committee is financially literate and our board of directors has determined that Tim Shannon qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Effective July 8, 2021, we established a compensation committee of the board of directors as required by the rules of the NYSE American. The rules of the NYSE American require that the compensation committee of a listed company be comprised solely of independent directors. The members of our Compensation Committee are Adam S. Metz, Shelley Guiley and Tim Shannon. Shelley Guiley serves as chairman of the compensation committee. Adam S. Metz, Shelley Guiley and Tim Shannon meet the independent director standard under the NYSE American’s listing standards. We adopted a compensation committee charter, which details the principal functions of the compensation committee, as required by the rules of the NYSE American, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE American and the SEC.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Nominating and Corporate Governance Committee

Effective July 8, 2021, we established a nominating and corporate governance committee of the board of directors as required by the rules of the NYSE American. The rules of the NYSE American require that the nominating and corporate governance committee of a listed company be comprised solely of independent directors. The members of our nominating and corporate governance committee are Adam S. Metz, Shelley Guiley and Tim Shannon. Adam Metz serves as chairman of the nominating and corporate governance committee. Adam S. Metz, Shelley Guiley and Tim Shannon meet the independent director standard under the NYSE American’s listing standards. We adopted a compensation committee charter, which details the principal functions of the compensation committee, as required by the rules of the NYSE American.

Director Nominations

The guidelines for selecting nominees, which are specified in the Nominating and Corporate Governance Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating and corporate governance committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and corporate governance committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

Effective July 6, 2021, we adopted a code of ethics applicable to our directors, officers and employees. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Since February 26, 2021 through the acquisition of a target business, our Sponsor will provide us with office space and certain office and secretarial services at no charge. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary.

There will be no finder’s fees, reimbursements or cash payments made to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our IPO held in the Trust Account prior to the completion of our initial business combination:

●	Repayment of up to a total of $250,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;
●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto; but up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we do not complete a business combination, the loans may not be repaid; and
●	At the closing of our initial business combination, we may pay customary financial consulting fees. We may pay such financial consulting fees in the event our initial shareholders, officers, directors or their affiliates provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns ordinary shares; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any Class A Ordinary Shares issuable upon exercise of outstanding warrants as such warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

	Number of	Approximate
	Ordinary	Percentage of
	Shares	Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Shares
Galata Acquisition Sponsor, LLC(2)(3)	3,578,750	19.9%
Kemal Kaya(4)	0	*
Daniel Freifeld(2)(3)	3,578,750	19.9%
Michael Tanzer	0	*
Adam S. Metz	0	*
Shelley Guiley	0	*
Tim Shannon	0	*
All directors and executive officers as a group (8 individuals)	3,578,750	19.9%
Five Percent Holders:
Weiss Asset Management LP(5)	1,237,500	6.9%
Saba Capital Management, L.P.(6)	808,266	4.5%

*Less than one percent.

(1)	This table is based on 17,968,750 ordinary shares outstanding at December 31, 2021, of which 14,375,000 were Class A Ordinary Shares and 3,593,750 were Class B Ordinary Shares. Unless otherwise noted, the business address of each of the entities or individuals is 2001 S Street NW, Washington, DC 20009.
(2)	Interests shown consist solely of founder shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.”
(3)	These securities are held directly by Galata Acquisition Sponsor, LLC, our Sponsor. Mr. Freifeld indirectly controls our Sponsor, and may be deemed to beneficially own the securities held by our Sponsor. Mr. Freifeld disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(4)	Does not include certain shares indirectly owned by this individual as a result of his membership interest in our Sponsor.

(5)	According to a Statement on Amendment No. 1 to Schedule 13G jointly filed on January 28, 2022 by Weiss Asset Management LP (“Weiss Asset Management”), WAM GP LLC (“WAM GP”), Andrew M. Weiss, Ph.D (“Andrew Weiss”) and BIP GP LLC (“BIP GP”). Weiss Asset Management, WAM GP and Andrew Weiss reported shared beneficial ownership over 1,237,500 Units shares, including 792,000 beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. The business address of each of Weiss Asset Management, WAM GP, Andrew Weiss and BIP GP is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.
(6)	According to a Statement on Schedule 13G jointly filed on October 8, 2021 by Saba Capital Management, L.P., Saba Capital Management GP, LLC, and Mr. Boaz R. Weinstein. This percentage is calculated based on the 17,968,750 ordinary shares outstanding. Saba Capital Management, L.P. beneficially owns 808,266, or 5.6%, of the 14,375,000 Class A Ordinary Shares outstanding. The business address of each of Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

The founder shares are identical to the Class A Ordinary Shares included in the units sold in our IPO except as described herein. However, the holders have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial business combination.

Transfer Restrictions on Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A Ordinary Shares issued upon exercise thereof are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our Sponsor. Those lock-up provisions provide that such securities are not transferable, assignable or salable (i) in the case of the founder shares, until one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, (a) the last reported sale price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (b) we consummate a subsequent liquidation, merger, capital stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property; and (ii) in the case of the private placement warrants and the Class A Ordinary Shares underlying such warrants, until 30 days after the date of the consummation of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our Sponsor, or any affiliates of our Sponsor, (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; (g) by virtue of the laws of the Cayman Islands or the Sponsor’s constitutional documents or the rights attaching to the equity interests in the Sponsor upon dissolution of the Sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property subsequent to the completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Relationships and Related Party Transactions” contained in the prospectus, which section is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. Audit fees amounted to $149,357, for the period ended December 31, 2021.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees

None.

All Other Fees

None.

Audit Committee Approval

Our audit committee was formed upon the consummation of the IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES
(a)	1. and 2. Financial statements and financial statement schedules.

The financial statements and financial statement schedules listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

GALATA ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Galata Acquisition Corp

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Galata Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Galata Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from February 26, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 26, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, Texas
March 31, 2022

GALATA ACQUISITION CORP.

BALANCE SHEET

December 31, 2021
ASSETS
Cash	$610,926
Prepaid expenses	147,327
Total Current Assets	758,253

Prepaid expenses	69,656
Investments held in Trust Account	146,629,787

Total Assets	$147,457,696

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$706,224
Total Current Liabilities	706,224

Deferred underwriting commission	5,031,250

Total Liabilities	5,737,474

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 14,375,000 shares (at $10.00 per share)	143,750,000

Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, -0- shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 3,593,750 shares issued and outstanding	359
Additional paid-in capital	—
Accumulated deficit	(2,030,137)
Total Shareholders’ Deficit	(2,029,778)
Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit	$147,457,696

The accompanying notes are an integral part of the financial statements.

GALATA ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the
Period from
February 26,
2021
(Inception)
Through
December 31,
2021
General and administrative expenses	$846,086
Total operating expenses	846,086

Other income
Interest income	4,787
Total other income	4,787

Net loss	$(841,299)

Class A ordinary shares - Weighted average shares outstanding, basic and diluted	8,695,747

Class A ordinary shares - Basic and diluted net loss per ordinary share	$(0.07)

Class B ordinary shares - Weighted average shares outstanding, basic and diluted	3,593,750

Class B ordinary shares - Basic and diluted net loss per ordinary share	$(0.07)

The accompanying notes are an integral part of the financial statements.

GALATA ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, February 26, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(24,641)	(1,188,838)	(1,213,479)
Net loss	—	—	—	—	—	(841,299)	(841,299)
Balance, December 31, 2021	—	$—	3,593,750	$359	$—	$(2,030,137)	$(2,029,778)

The accompanying notes are an integral part of the financial statements.

GALATA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the
Period From
February 26,
2021
(Inception)
Through
December 31,
2021
Cash flows from operating activities
Net loss	$(841,299)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on assets held in Trust	(4,787)
Changes in operating assets and liabilities:
Prepaid expenses	(216,983)
Accrued expenses	706,224
Net cash used in operating activities	(356,845)

Cash flows from investing activities
Cash deposited into trust account	(146,625,000)
Net cash used in investing activities	(146,625,000)

Cash flows from financing activities
Sale of units in public offering, net of offering costs	140,317,771
Sale of private placement warrants to sponsor	7,250,000
Proceeds from issuance of Class B ordinary shares to sponsor	25,000
Net cash provided by financing activities	147,592,771

Net change in cash	610,926
Cash at beginning of period	—
Cash at end of period	$610,926

Non-cash financing activities:
Deferred underwriters’ discount and commissions	$5,031,250
Initial classification of Class A ordinary shares subject to possible redemption	$143,750,000
Remeasurement of Class A ordinary shares to redemption value	$1,213,479

The accompanying notes are an integral part of the financial statements.

Galata Acquisition Corp.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Management’s Plan

As of December 31, 2021 the cash and working capital were $610,926 and $52,029 respectively.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that here is substantial doubt that the Company can sustain operations for a period of at least one year from the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments held in trust

Investments held in trust was $146,629,787 at December 31, 2021 and consisted of a money market fund which is carried at fair value. The money market fund invests in U.S. government securities, which generally have a readily determinable fair value and are recognized at fair value. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $143,750,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. At December 31, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

	For the Period from February 26, 2021 (Inception)
	Through December 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of loss, as adjusted	$(595,283)	$(246,016)
Denominator:
Basic and diluted weighted average shares outstanding	8,695,747	3,593,750

Basic and diluted loss per common share	$(0.07)	$(0.07)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, except as noted above, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3.     INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, which was consummated on July 9, 2021, the Company sold 12,500,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $125,000,000. Each Unit consists of one share of the Company’s Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

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

Promissory Note — Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Public Offering. As of December 31, 2021, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there was no amount outstanding under the Working Capital Loans.

Related Party Payable

A related party has incurred expenses on behalf of the Company. $8,640 was outstanding as of December 31, 2021.

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

The following table presents information about the Company’s financial assets that are measured at fair value at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$146,629,787

NOTE 8.     SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares —The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of our IPO.

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

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

The Company accounts for the 14,437,500 warrants issued in connection with the Initial Public Offering (including 7,187,500 Public Warrants and 7,250,000 Private Place Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants that are described above are afforded equity classification. Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 9. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 14,375,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

As of December 31, 2021, Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

For the
Period from
February 26,
2021
(Inception)
Through
December 31,
2021
Gross proceeds	$143,750,000

Less:
Offering costs allocated to Class A common stock subject to possible redemption	(7,193,811)
Private placement warrants proceeds in excess of fair value	(2,921,750)

Plus:
Re-measurement of carrying value to redemption value	10,115,561

Class A common stock subject to possible redemption	$143,750,000

NOTE 10.    SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated July 8, 2021.*
4.1	Specimen Class A Ordinary Share Certificate.**
4.2	Specimen Warrant Certificate.**
4.3	Specimen Unit Certificate.**
4.4	Warrant Agreement, dated July 8, 2021, between the Company and Continental Stock Transfer & Trust Company.*
10.1	Promissory Note, dated March 18, 2021, issued to the Sponsor.**
10.2	Securities Purchase Agreement, dated March 18, 2021, between the Company and the Sponsor.**
10.3	Form of Letter Agreement between the Company and the Sponsor.**
10.4	Form of Letter Agreement between the Company and each director, director nominee and executive officer of the Company.**
10.5	Investment Management Trust Agreement, dated July 8, 2021, between the Company and Continental Stock Transfer & Trust Company.*
10.6	Registration Rights Agreement, dated July 8, 2021, among the Company, Galata Acquisition Sponsor, LLC and certain securityholders.*
10.7	Private Placement Warrant Purchase Agreement, dated July 8, 2021, between the Company and Galata Acquisition Sponsor, LLC.*
10.9	Letter Agreement, dated July 8, 2021, between the Company and Galata Acquisition Sponsor, LLC.*
10.10	Letter Agreement, dated July 8, 2021, between the Company and each officer and director of the Company.*
10.11	Form of Indemnity Agreement.**
14	Form of Code of Ethics.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
99.5	Form of Audit Committee Charter.**
99.6	Form of Compensation Committee Charter.**
99.7	Form of Nominating and Corporate Governance Committee Charter.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document

* Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2021.

** Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-254989).

*** Filed herewith

50

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2022.

GALATA ACQUISITION CORP.

By:	/s/ Kemal Kaya
Kemal Kaya
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Freifeld and Michael Tanzer, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kemal Kaya	Chief Executive Officer and Director	March 31, 2022
Kemal Kaya	(Principal Executive Officer)

/s/ Daniel Freifeld	President, Chief Investment Officer and Director	March 31, 2022
Daniel Freifeld

/s/ Michael Tanzer	Chief Financial Officer	March 31, 2022
Michael Tanzer	(Principal Financial and Accounting Officer)

/s/ Adam S. Metz	Independent Board Member	March 31, 2022
Adam S. Metz

/s/ Shelley Guiley	Independent Board Member	March 31, 2022
Shelley Guiley

/s/ Tim Shannon	Independent Board Member	March 31, 2022
Tim Shannon

51