Form 10-Q
period 2022-03-31
Galata Acquisition Corp.
filed 2022-05-20
CIK 1852767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

As of May 16, 2022, there were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GALATA ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GALATA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash	$601,680	$610,926
Prepaid expenses	133,963	147,327
Total Current Assets	735,643	758,253

Prepaid expenses	36,624	69,656
Investments held in Trust Account	146,643,633	146,629,787

Total Assets	$147,415,900	$147,457,696

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accrued expenses	$1,489,189	$706,224
Total Current Liabilities	1,489,189	706,224

Deferred underwriting commission	5,031,250	5,031,250

Total Liabilities	6,520,439	5,737,474

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 14,375,000 shares (at $10.00 per share)	143,750,000	143,750,000

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, -0- shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 3,593,750 shares issued and outstanding	359	359
Additional paid-in capital	—	—
Accumulated deficit	(2,854,898)	(2,030,137)
Total Stockholders’ Deficit	(2,854,539)	(2,029,778)
Total Liabilities, Class A ordinary shares subject to possible redemption and Stockholders’ Deficit	$147,415,900	$147,457,696

The accompanying notes are an integral part of the unaudited condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		February 26,
		2021
	Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
General and administrative expenses	$838,607	$500
Total operating expenses	838,607	500

Other income
Interest income	13,846	—
Total other income	13,846	—

Net loss	$(824,761)	$(500)

Class A ordinary shares - Weighted average shares outstanding, basic and diluted	14,375,000	—

Class A ordinary shares - Basic and diluted net loss per ordinary share	$(0.05)	$(0.00)

Class B ordinary shares - Weighted average shares outstanding, basic and diluted	3,593,750	3,125,000

Class B ordinary shares - Basic and diluted net loss per ordinary share	$(0.05)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Stockholders’
For the three months ended March 31, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	—	$—	3,593,750	$359	$—	$(2,030,137)	$(2,029,778)
Net loss	—	—	—	—	—	(824,761)	(824,761)
Balance, March 31, 2022	—	$—	3,593,750	$359	$—	$(2,854,898)	$(2,854,539)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Stockholders’
For the period from February 26, 2021 through March 31, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 26, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(500)	(500)
Balance, March 31, 2021	—	$—	3,593,750	$359	$24,641	$(500)	$24,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period From
		February 26,
	For the	2021
	Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(824,761)	$(500)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on assets held in Trust	(13,846)	—
Changes in operating assets and liabilities:
Changes in accrued formation and offering costs	—	500
Prepaid expenses	46,396	—
Accrued expenses	782,965	—
Net cash used in operating activities	(9,246)	—

Net change in cash	(9,246)	610,926
Cash at beginning of period	610,926	—
Cash at end of period	$601,680	$610,926

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$67,112
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Management’s Plan

As of March 31, 2022 the cash balance and working capital deficit were $601,680 and $753,546, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the business combination period is less than one year from the date of the issuance of the condensed financial statements. There is no assurance that the Company's plans to consummate a business combination will be successful within the combination period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one year from the issuance date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited condensed financial statements as of March 31, 2022 and for the three months ended March 31, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments held in trust

Investments held in trust were $146,643,633 and $146,629,787 at March 31, 2022 and December 31, 2021, respectively, and consisted of a money market fund which is carried at fair value. The money market fund invests in U.S. government securities, which generally have a readily determinable fair value and are recognized at fair value. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022, the Company has not experienced losses on this account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $143,750,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. At March 31, 2022 and December 31, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

	Three Months Ended
	March 31, 2022
	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of loss, as adjusted	$(659,809)	$(164,952)
Denominator:
Basic and diluted weighted average shares outstanding	14,375,000	3,593,750

Basic and diluted loss per common share	$(0.05)	$(0.05)

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

Management does not believe that any recently issued, but not yet effective, accounting standards, except as noted above, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Promissory Note — Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Public Offering. As of March 31, 2022 and December 31, 2021, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loans.

Related Party Payable

A related party has incurred expenses on behalf of the Company. $1,115 and $8,640, respectively, which are included in accrued expenses in the condensed balance sheets, were outstanding as of March 31, 2022 and December 31, 2021.

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

The following table presents information about the Company’s financial assets that are measured at fair value at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$146,643,633	$146,629,787

NOTE 8.     SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As ofMarch 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares —The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

NOTE 9.     SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Galata Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Galata Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We presently have no revenue. All activities for the period from February 26, 2021 (inception) through March, 2022, relate to the formation and the IPO. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

For the three months ended March 31, 2022, we had a net loss of $824,761, consisting primarily of general and administrative expense.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $601,680 and a working capital deficit of $753,546.

For the three months ended March 31, 2022, the net decrease in cash was $9,246. Cash used in operating activities was $9,246 and reflects a net loss of $733,487 substantially offset by a change in accrued expenses of $678,981.

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

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the business combination period is less than one year from the date of the issuance of the condensed financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one year from the issuance date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Contractual obligations

As of March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares previously subject to forfeiture. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B ordinary shares are presented as one class of stock in the calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. As of March 31, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $143,750,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to material weaknesses in internal controls related to accounting for complex financial instruments and timely period-end reconciliation of account-level balances. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended on March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our (i) final prospectus for our Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 13, 2021, (ii) Form 10-Q as filed with the SEC on November 15, 2021, and (iii) Form 10-K as filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our (i) final prospectus for our Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 13, 2021, (ii) Form 10-Q as filed with the SEC on November 15, 2021, and (iii) Form 10-K as filed with the SEC on March 31, 2022, other than as described below.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 6. EXHIBITS

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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20 day of May 2022.

GALATA ACQUISITION CORP.

By:	/s/ Kemal Kaya
Name:	Kemal Kaya
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Tanzer
Name:	Michael Tanzer
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)