Form 10-Q
period 2022-06-30
Galata Acquisition Corp.
filed 2022-08-11
CIK 1852767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2022

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

As of August 11, 2022, there were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GALATA ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheets, June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Condensed Statements of Operations, Three and Six Months Ended June 30, 2022 and Three Months Ended June 30, 2021 and Inception (February 26, 2021) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit), Three and Six Months Ended June 30, 2022 and Inception (February 26, 2021) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows, Six Months Ended June 30, 2022 and Inception (February 26, 2021) through June 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GALATA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash	$496,261	$610,926
Prepaid expenses	133,963	147,327
Total Current Assets	630,224	758,253

Prepaid expenses	3,592	69,656
Investments held in Trust Account	146,837,988	146,629,787

Total Assets	$147,471,804	$147,457,696

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accrued expenses	$1,855,618	$706,224
Total Current Liabilities	1,855,618	706,224

Deferred underwriting commission	5,031,250	5,031,250

Total Liabilities	6,886,868	5,737,474

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 14,375,000 shares (at $10.01 and 10.00 per share)	143,962,988	143,750,000

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, -0- shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 3,593,750 shares issued and outstanding	359	359
Additional paid-in capital	—	—
Accumulated deficit	(3,378,411)	(2,030,137)
Total Stockholders’ Deficit	(3,378,052)	(2,029,778)
Total Liabilities, Class A ordinary shares subject to possible redemption and Stockholders’ Deficit	$147,471,804	$147,457,696

The accompanying notes are an integral part of the unaudited condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				period from
				February 26,
	For the Three	For the Three	For the Six	2021
	Months	Months	Months	(inception)
	Ended	Ended	Ended	through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
General and administrative expenses	504,880	11,851	1,343,487	12,351
Total operating expenses	504,880	11,851	1,343,487	12,351

Other income
Interest income	194,355	—	208,201	—
Total other income	194,355	—	208,201	—

Net loss	$(310,525)	$(11,851)	$(1,135,286)	$(12,351)

Class A Ordinary Shares - Weighted average shares outstanding, basic and diluted	14,375,000	—	14,375,000	—

Class A Ordinary Shares - Basic and diluted net loss per ordinary share	$(0.02)	$—	$(0.06)	$—

Class B Ordinary Shares - Weighted average shares outstanding, basic and diluted	3,593,750	3,125,000	3,593,750	3,125,000

Class B Ordinary Shares - Basic and diluted net loss per ordinary share	$(0.02)	$(0.00)	$(0.06)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Stockholders’
For the three and six months ended June 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	—	$—	3,593,750	$359	$—	$(2,030,137)	$(2,029,778)
Net loss	—	—	—	—	—	(824,761)	(824,761)
Balance, March 31, 2022	—	—	3,593,750	359	—	(2,854,898)	(2,854,539)
Remeasurement of Class A ordinary shares						(212,988)	(212,988)
Net loss	—	—	—	—	—	$(310,525)	(310,525)

Balance, June 30, 2022	—	$—	3,593,750	$359	—	$(3,378,411)	$(3,378,052)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Stockholders’
For the period from February 26, 2021 through June 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 26, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(500)	(500)
Balance, March 31, 2021	—	—	3,593,750	359	24,641	(500)	24,500
Net loss	—	—	—	—	—	(11,851)	(11,851)

Balance, June 30, 2021	—	$—	3,593,750	$359	$24,641	$(12,351)	$12,649

The accompanying notes are an integral part of the unaudited condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period From
		February 26,
	For the	2021
	Six Months	(Inception)
	Ended	Through
	June 30,	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(1,135,286)	$(12,351)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on assets held in Trust	(208,201)	—
Changes in operating assets and liabilities:
Changes in accrued formation and offering costs	—	500
Prepaid expenses	79,428	—
Accrued expenses	1,149,394	11,851
Net cash used in operating activities	(114,665)	—

Net change in cash	(114,665)	—
Cash at beginning of period	610,926	—
Cash at end of period	$496,261	$—

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$358,295
Deferred offering costs included in related party payable	$—	$37,747
Deferred offering costs included in accounts payable	$—	$4,485
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000
Remeasurement of Class A ordinary shares	$212,988	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Management’s Plan

As of June 30, 2022, the cash balance and working capital deficit were $496,261 and $1,225,394, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the business combination period is less than one year from the date of the issuance of the condensed financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. The Company has until July 13, 2023 to complete a business combination. As a result of the Company’s insufficient liquidity and the uncertainty associated with consummating a business combination, there is substantial doubt that the Company can sustain operations for a period of at least one year from the issuance date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments held in trust

Investments held in trust were $146,837,988 and $146,629,787 at June 30, 2022 and December 31, 2021, respectively, and consisted of a money market fund which is carried at fair value. The money market fund invests in U.S. government securities, which generally have a readily determinable fair value and are recognized at fair value. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022, the Company has not experienced losses on this account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $143,962,988 and $143,750,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$143,750,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,193,811)
Private placement warrants proceeds in excess of fair value	(2,921,750)
Plus:
Remeasurement of carrying value to redemption value	10,115,561
Class A ordinary shares subject to possible redemption, December 31, 2021	143,750,000
Remeasurement of carrying value to redemption value	212,988
Class A ordinary shares subject to possible redemption, June 30, 2022	143,962,988

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. At June 30, 2022 and June 30, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	(248,419)	(62,106)	(908,228)	(227,058)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,375,000	3,593,750	14,375,000	3,593,750

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

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

Promissory Note — Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Public Offering. As of June 30, 2022 and December 31, 2021, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loans.

Related Party Payable

A related party has incurred expenses on behalf of the Company. $8,640, which are included in accrued expenses in the condensed balance sheets, $0 and $8,640 were outstanding as of June 30, 2022 and December 31, 2021.

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

The following table presents information about the Company’s financial assets that are measured at fair value at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$146,837,988	$146,629,787

NOTE 8.     SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares —The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

NOTE 9.     SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, aside from the following.

Proposed Business Combination

Business Combination Agreement

On July 29, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Galata Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Marti Technologies Inc., a Delaware corporation (“Marti”).

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction by which, among other things, (i) Merger Sub will merge with and into Marti (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Marti surviving the Merger as a wholly owned subsidiary of the Company, and (ii) as of the end of the day immediately preceding the closing, the Company will, for U.S. tax purposes, become a U.S. corporation by reason of Section 7874(b) of the United States Internal Revenue Code of 1986 (the “Code”), in a transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the Code, pursuant to United States Treasury Regulations issued pursuant to the Code. The parties expect the Transactions to be completed in the fourth quarter of 2022, subject to, among other things, the approval of the Transactions by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Company Stockholder Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Marti delivered to the Company a stockholder support agreement (the “Support Agreement”), pursuant to which certain stockholders of Marti with ownership interests sufficient to approve the Transactions on behalf of Marti (the “Written Consent Parties”), agreed to, among other things, support the approval and adoption of the Transactions, including agreeing to execute and deliver a written consent approving the Transactions, within 3 business days of the registration statement on Form F-4 becoming effective. The Support Agreement will terminate upon the earliest to occur of (a) the effective time of the Merger (the “Effective Time”), (b) the date of the termination of the Business Combination Agreement in accordance with its terms and (c) the effective date of a written agreement of the Company, Marti and the Written Consent Parties terminating the Support Agreement.

Investor Rights Agreement

In connection with the closing of the Merger, the Company, the Sponsor, Alper Oktem and Cankut Durgun (the “Founders”), and the other parties named therein (the “Holders”) will execute and deliver an Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, each of Callaway Capital Management, LLC (“Callaway”) (on behalf of the Sponsor) and the Founders, severally and not jointly, agrees with the Company and the Holders to take all necessary action to cause (x) the board of directors of the Company to initially be composed of seven directors, (a) six of whom have been or will be nominated by Marti and (b) one of whom has been or will be nominated by Callaway (on behalf of the Sponsor). Each of Callaway and the Founders, severally and not jointly, agrees with the Company and the Holders to take all necessary action to cause the foregoing directors to be divided into three classes of directors, with each class serving for staggered three-year terms.

Founders Stock Letter

In connection with the execution of the Business Combination Agreement, the Sponsor and Gala Investments LLC, a Delaware limited liability company (together with Sponsor, the “Founder Shareholders”), entered into a letter agreement (the “Founders Stock Letter”) with the Company and Marti pursuant to which, among other things, the Founder Shareholders agreed to (a) effective upon the closing of the Merger, waive the anti-dilution rights set forth in the Company’s organizational documents, (b) vote all Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement and the Transactions and (c) not to redeem, elect to redeem or tender or submit any of their Company Class A ordinary shares for redemption in connection with the Business Combination Agreement or the Transactions.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into convertible note subscription agreements (the “Subscription Agreements”) with certain investors (“PIPE Investors”), pursuant to which the Company has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase from the Company, convertible notes (the “Convertible Notes”) which are convertible into Company Class A ordinary shares, in an aggregate principal amount of $47,500,000 (the “Subscription”) and having the terms set forth in the indenture in respect of the Convertible Notes (the “Indenture”). Pursuant to the Indenture, the Convertible Notes bear an interest at a rate of 12.00% per annum, payable semi-annually (a) at a rate per annum equal to 8% with respect to interest paid in cash and (b) a rate per annum equal to 4% with respect to payment-in-kind interest, plus any additional interest or special interest that may accrue pursuant to the terms of the Indenture. The Convertible Notes are convertible into Company Class A ordinary shares at an initial conversion rate equal to approximately 87 Company Class A ordinary shares per $1,000 of principal amount of the Convertible Notes (subject to customary adjustment provisions set forth in the Indenture), and shall mature on the fifth year anniversary of the date of issuance.

The closing of the Subscription (the “Subscription Closing”) is conditioned on all conditions set forth in the Business Combination Agreement having been satisfied or waived, a $150,000,000 minimum cash condition which includes (i) the post-redemption Trust Account balance and (ii) Convertible Note proceeds, and other customary closing conditions. If the conditions are met, the Transactions will be consummated immediately following the Subscription Closing. The Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Business Combination Agreement, (ii) the mutual written agreement of the parties thereto, and (iii) 5:00 p.m. New York City time on April 29, 2023, if the Subscription Closing has not occurred by such date other than as a breach of such PIPE Investor’s obligations.

Amended and Restated Articles of Association

At the Effective Time, the Company shall adopt and file a Seconded Amended and Restated Memorandum and Articles of Association (the “Articles of Association”) with the Registrar of Companies in the Cayman Islands. The Articles of Association will govern the Company following the closing and, among other things, prohibit (a) any holder of equity securities of Marti immediately prior to the Merger and (b) any holder of Founder Shares or the Private Placement Warrants, in each case, immediately prior to the Merger, from transferring any (i) Company Class A ordinary shares issued to pre-closing shareholders of Marti as consideration pursuant to the Merger; (ii) Company Class A ordinary shares converted from Founders Shares in connection with the Merger; (iii) the Private Placement Warrants; (iv) Company Class A ordinary shares underlying such Private Placement Warrants; (v) options to purchase Company Class A ordinary shares (“Company Options”) or other equity awards in respect of Company Class A ordinary shares; or (vi) Company Class A ordinary shares underlying any Company Options or other equity awards in respect of Company Class A ordinary shares, in each case, during the period commencing on the closing and ending on the earlier of (x) 13 months following the closing and (y) the date on which the last reported sale price of the shares surpasses a certain threshold to be agreed upon by the parties prior to the closing.

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

We presently have no revenue. All activities for the period from February 26, 2021 (inception) through June 30, 2022, relate to the formation and the IPO. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On July 9, 2021, we consummated the IPO of 12,500,000 units (“Units”), at a price of $10.00 per Unit, generating gross proceeds of $125,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which the Sponsor, Galata Acquisition Sponsor LLC, purchased 6,500,000 private warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,500,000.

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

We cannot assure you that our plans to complete our initial business combination will be successful. If we are unable to complete our initial business combination within 24 months from the date of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Placement Warrants will not participate in any redemption distribution with respect to their founder shares or Private Placement Warrants, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Proposed Business Combination

Business Combination Agreement

On July 29, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Galata Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Marti Technologies Inc., a Delaware corporation (“Marti”).

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction by which, among other things, (i) Merger Sub will merge with and into Marti (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Marti surviving the Merger as a wholly owned subsidiary of the Company, and (ii) as of the end of the day immediately preceding the closing, the Company will, for U.S. tax purposes, become a U.S. corporation by reason of Section 7874(b) of the United States Internal Revenue Code of 1986 (the “Code”), in a transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the Code, pursuant to United States Treasury Regulations issued pursuant to the Code. The parties expect the Transactions to be completed in the fourth quarter of 2022, subject to, among other things, the approval of the Transactions by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Company Stockholder Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Marti delivered to the Company a stockholder support agreement (the “Support Agreement”), pursuant to which certain stockholders of Marti with ownership interests sufficient to approve the Transactions on behalf of Marti (the “Written Consent Parties”), agreed to, among other things, support the approval and adoption of the Transactions, including agreeing to execute and deliver a written consent approving the Transactions, within 3 business days of the registration statement on Form F-4 becoming effective. The Support Agreement will terminate upon the earliest to occur of (a) the effective time of the Merger (the “Effective Time”), (b) the date of the termination of the Business Combination Agreement in accordance with its terms and (c) the effective date of a written agreement of the Company, Marti and the Written Consent Parties terminating the Support Agreement.

Investor Rights Agreement

In connection with the closing of the Merger, the Company, the Sponsor, Alper Oktem and Cankut Durgun (the “Founders”), and the other parties named therein (the “Holders”) will execute and deliver an Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, each of Callaway Capital Management, LLC (“Callaway”) (on behalf of the Sponsor) and the Founders, severally and not jointly, agrees with the Company and the Holders to take all necessary action to cause (x) the board of directors of the Company to initially be composed of seven directors, (a) six of whom have been or will be nominated by Marti and (b) one of whom has been or will be nominated by Callaway (on behalf of the Sponsor). Each of Callaway and the Founders, severally and not jointly, agrees with the Company and the Holders to take all necessary action to cause the foregoing directors to be divided into three classes of directors, with each class serving for staggered three-year terms.

Founders Stock Letter

In connection with the execution of the Business Combination Agreement, the Sponsor and Gala Investments LLC, a Delaware limited liability company (together with Sponsor, the “Founder Shareholders”), entered into a letter agreement (the “Founders Stock Letter”) with the Company and Marti pursuant to which, among other things, the Founder Shareholders agreed to (a) effective upon the closing of the Merger, waive the anti-dilution rights set forth in the Company’s organizational documents, (b) vote all Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement and the Transactions and (c) not to redeem, elect to redeem or tender or submit any of their Class A ordinary shares of the Company (“Company Class A Ordinary Shares”) for redemption in connection with the Business Combination Agreement or the Transactions.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into convertible note subscription agreements (the “Subscription Agreements”) with certain investors (“PIPE Investors”), pursuant to which the Company has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase from the Company, convertible notes (the “Convertible Notes”) which are convertible into Company Class A Ordinary Shares, in an aggregate principal amount of $47,500,000 (the “Subscription”) and having the terms set forth in the indenture in respect of the Convertible Notes (the “Indenture”). Pursuant to the Indenture, the Convertible Notes bear an interest at a rate of 12.00% per annum, payable semi-annually (a) at a rate per annum equal to 8% with respect to interest paid in cash and (b) a rate per annum equal to 4% with respect to payment-in-kind interest, plus any additional interest or special interest that may accrue pursuant to the terms of the Indenture. The Convertible Notes are convertible into Company Class A Ordinary Shares at an initial conversion rate equal to approximately 87 Company Class A Ordinary Shares per $1,000 of principal amount of the Convertible Notes (subject to customary adjustment provisions set forth in the Indenture), and shall mature on the fifth year anniversary of the date of issuance.

The closing of the Subscription (the “Subscription Closing”) is conditioned on all conditions set forth in the Business Combination Agreement having been satisfied or waived, a $150,000,000 minimum cash condition which includes (i) the post-redemption Trust Account balance and (ii) Convertible Note proceeds, and other customary closing conditions. If the conditions are met, the Transactions will be consummated immediately following the Subscription Closing. The Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Business Combination Agreement, (ii) the mutual written agreement of the parties thereto, and (iii) 5:00 p.m. New York City time on April 29, 2023, if the Subscription Closing has not occurred by such date other than as a breach of such PIPE Investor’s obligations.

Amended and Restated Articles of Association

At the Effective Time, the Company shall adopt and file a Seconded Amended and Restated Memorandum and Articles of Association (the “Articles of Association”) with the Registrar of Companies in the Cayman Islands. The Articles of Association will govern the Company following the closing and, among other things, prohibit (a) any holder of equity securities of Marti immediately prior to the Merger and (b) any holder of Founder Shares or the Private Placement Warrants, in each case, immediately prior to the Merger, from transferring any (i) Company Class A Ordinary Shares issued to pre-closing shareholders of Marti as consideration pursuant to the Merger; (ii) Company Class A Ordinary Shares converted from Founders Shares in connection with the Merger; (iii) the Private Placement Warrants; (iv) Company Class A Ordinary Shares underlying such the Private Placement Warrants; (v) options to purchase Company Class A Ordinary Shares (“Company Options”) or other equity awards in respect of Company Class A Ordinary Shares; or (vi) Company Class A Ordinary Shares underlying any Company Options or other equity awards in respect of Company Class A Ordinary Shares, in each case, during the period commencing on the closing and ending on the earlier of (x) 13 months following the closing and (y) the date on which the last reported sale price of the shares surpasses a certain threshold to be agreed upon by the parties prior to the closing.

Refer to the Company’s current report on form 8-K, filed with the SEC on August 1, 2022, for more information.

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

For the three and six months ended June 30, 2022, we had a net loss of $310,524 and 1,135,286, respectively, consisting primarily of general and administrative expense of $504,880 and $1,343,486 partially offset by interest income of $194,355 and $208,201.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $496,261 and a working capital deficit of $1,225,394.

For the six months ended June 30, 2022, the net decrease in cash was $114,665. Cash used in operating activities was $114,665 and reflects a net loss of $1,135,286 and interest income of $208,201 offset by a change in accrued expenses of $1,149,394 and prepaid expenses and other current assets of ($79,428).

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

On July 13, 2021, the underwriters notified us of their exercise of the over-allotment option in full and purchased 1,875,000 additional Units at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $18,750,000. The over-allotment option closed on July 15, 2021. Simultaneously with the closing of the over-allotment option, we consummated the sale of 750,000 warrants at a price of $1.00 per Private Placement Warrant in private placements to our Sponsor.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Contractual obligations

As of June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares previously subject to forfeiture. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B ordinary shares are presented as one class of stock in the calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. As of June 30, 2022 and June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $143,750,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to material weaknesses in internal controls related to accounting for complex financial instruments and timely period-end reconciliation of account-level balances. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended on June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our (i) final prospectus for our Initial Public Offering filed with the SEC on July 13, 2021, (ii) Form 10-Q as filed with the SEC on November 15, 2021, (iii) Form 10-K as filed with the SEC on March 31, 2022, and (iv) Form 10-Q as filed with the SEC on May 20, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our (i) final prospectus for our Initial Public Offering filed with the SEC on July 13, 2021, (ii) Form 10-Q as filed with the SEC on November 15, 2021, (iii) Form 10-K as filed with the SEC on March 31, 2022, and (iv) Form 10-Q as filed with the SEC on May 20, 2022 other than as described below.

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
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2022.

GALATA ACQUISITION CORP.

By:	/s/ Kemal Kaya
Name:	Kemal Kaya
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Tanzer
Name:	Michael Tanzer
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)