Form 10-Q
period 2022-09-30
Galata Acquisition Corp.
filed 2022-11-14
CIK 1852767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2022

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

As of November 10, 2022, there were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GALATA ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheets, September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Condensed Statements of Operations, Three and Nine Months Ended September 30, 2022 and Three Months Ended September 30, 2021 and Inception (February 26, 2021) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit, Three and Nine Months Ended September 30, 2022 and Inception (February 26, 2021) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows, Nine Months Ended September 30, 2022 and Inception (February 26, 2021) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GALATA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Cash	$310,808	$610,926
Prepaid expenses	104,523	147,327
Total Current Assets	415,331	758,253

Prepaid expenses	—	69,656
Investments held in Trust Account	147,232,177	146,629,787

Total Assets	$147,647,508	$147,457,696

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$2,662,260	$706,224
Total Current Liabilities	2,662,260	706,224

Deferred underwriting commission	5,031,250	5,031,250

Total Liabilities	7,693,510	5,737,474

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 14,375,000 shares (at $10.04 and $10.00 per share)	144,357,177	143,750,000

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, -0- shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 3,593,750 shares issued and outstanding	359	359
Additional paid-in capital	—	—
Accumulated deficit	(4,403,538)	(2,030,137)
Total Stockholders’ Deficit	(4,403,179)	(2,029,778)
Total Liabilities, Class A ordinary shares subject to possible redemption and Stockholders’ Deficit	$147,647,508	$147,457,696

The accompanying notes are an integral part of the unaudited condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				period from
				February 26,
	For the Three	For the Three	For the Nine	2021
	Months	Months	Months	(inception)
	Ended	Ended	Ended	through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
General and administrative expenses	$1,025,127	$146,245	$2,368,614	$158,596
Total operating expenses	1,025,127	146,245	2,368,614	158,596

Other income
Interest income	394,189	1,595	602,390	1,595
Total other income	394,189	1,595	602,390	1,595

Net loss	$(630,938)	$(144,650)	$(1,766,224)	$(157,001)

Class A Ordinary Shares - Weighted average shares outstanding, basic and diluted	14,375,000	14,239,458	14,375,000	6,029,974

Class A Ordinary Shares - Basic and diluted net loss per ordinary share	$(0.04)	$(0.01)	$(0.10)	$(0.02)

Class B Ordinary Shares - Weighted average shares outstanding, basic and diluted	3,593,750	3,593,750	3,593,750	3,593,750

Class B Ordinary Shares - Basic and diluted net loss per ordinary share	$(0.04)	$(0.01)	$(0.10)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Stockholders’
For the three and nine months ended September 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	—	$—	3,593,750	$359	$—	$(2,030,137)	$(2,029,778)
Net loss	—	—	—	—	—	(824,761)	(824,761)
Balance, March 31, 2022	—	—	3,593,750	359	—	(2,854,898)	(2,854,539)
Remeasurement of Class A ordinary shares	—	—	—	—	—	(212,988)	(212,988)
Net loss	—	—	—	—	—	(310,525)	(310,525)
Balance, June 30, 2022	—	—	3,593,750	359	—	(3,378,411)	(3,378,052)
Remeasurement of Class A ordinary shares	—	—	—	—	—	(394,189)	(394,189)
Net loss	—	—	—	—	—	(603,938)	(603,938)
Balance, September 30, 2022	—	$—	3,593,750	$359	—	$(4,403,538)	$(4,403,179)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Stockholders’
For the period from February 26, 2021 through September 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, February 26, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(500)	(500)
Balance, March 31, 2021	—	—	3,593,750	359	24,641	(500)	24,500
Net loss	—	—	—	—	—	(11,851)	(11,851)
Balance, June 30, 2021	—	—	3,593,750	359	24,641	(12,351)	12,649
Class A ordinary shares accretion to redemption value	—	—	—	—	(24,641)	(1,140,495)	(1,165,136)
Net loss	—	—	—	—	—	(144,650)	(144,650)
Balance, September 30, 2021	—	$—	3,593,750	$359	$—	$(1,297,496)	$(1,297,137)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period From
		February 26,
	For the	2021
	Nine Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(1,766,224)	$(157,001)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on assets held in Trust	(602,390)	(1,595)
Changes in operating assets and liabilities:
Changes in accrued formation and offering costs	—	30,000
Prepaid expenses	112,460	(261,400)
Accrued expenses	1,956,036	19,736
Net cash used in operating activities	(300,118)	(370,260)

Cash flows from investing activities
Cash deposited into trust account	—	(146,625,000)
Net cash used in investing activities	—	(146,625,000)

Cash flows from financing activities
Sale of units in public offering, net	—	140,366,114
Sale of private placement warrants to sponsor	—	7,250,000
Proceeds from issuance of Class B ordinary shares to sponsor	—	25,000
Net cash provided by financing activities	—	147,641,114

Net change in cash	(300,118)	645,854
Cash at beginning of period	610,926	—
Cash at end of period	$310,808	$645,854

Non-cash financing activities:
Deferred underwriters’ discount and commissions	$—	$5,031,250
Initial classification of Class A ordinary shares subject to possible redemption	$—	$143,750,000
Remeasurement of Class A ordinary shares	$607,177	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction by which, among other things, (i) Merger Sub will merge with and into Marti (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Marti surviving the Merger as a wholly owned subsidiary of the Company, and (ii) as of the end of the day immediately preceding the closing, the Company will, for U.S. tax purposes, become a U.S. corporation by reason of Section 7874(b) of the United States Internal Revenue Code of 1986 (the “Code”), in a transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the Code, pursuant to United States Treasury Regulations issued pursuant to the Code. The proposed Transactions are expected to be consummated after the required approval by the shareholders of the Company, and satisfaction of the conditions stated in the Business Combination Agreement and certain other conditions.

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

Liquidity and Management’s Plan

As of September 30, 2022, the cash balance and working capital deficit were $310,808 and $2,246,929, respectively.

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments held in trust

Investments held in trust were $147,232,177 and $146,629,787 at September 30, 2022 and December 31, 2021, respectively, and consisted of a money market fund which is carried at fair value. The money market fund invests in U.S. government securities, which generally have a readily determinable fair value and are recognized at fair value. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022, the Company has not experienced losses on this account.

Derivative Financial Interests

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The warrants issued in connection with the initial public offering and the private placement are recorded in equity as they qualify for equity treatment under ASC 815-40.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $144,357,177 and $143,750,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$143,750,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,193,811)
Private placement warrants proceeds in excess of fair value	(2,921,750)
Plus:
Remeasurement of carrying value to redemption value	10,115,561
Class A ordinary shares subject to possible redemption, December 31, 2021	143,750,000
Remeasurement of carrying value to redemption value	607,177
Class A ordinary shares subject to possible redemption, September 30, 2022	$144,357,177

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. At September 30, 2022 and September 30, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(504,750)	$(126,188)	$(1,412,979)	$(353,245)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,375,000	3,593,750	14,375,000	3,593,750

Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)	$(0.10)	$(0.10)

	For the Three Months Ended		For the Period from February 26, 2021 (Inception)
	September 30, 2021		Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(115,500)	$(29,150)	$(98,373)	$(58,628)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,239,458	3,593,750	6,029,974	3,593,750

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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

Promissory Note — Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Public Offering. As of September 30, 2022 and December 31, 2021, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loans.

Related Party Payable

A related party has incurred expenses of $8,640 on behalf of the Company, $0 and $8,640 were outstanding as of September 30, 2022 and December 31, 2021.

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

The following table presents information about the Company’s financial assets that are measured at fair value at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$147,232,177	$146,629,787

NOTE 8.     SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares —The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

We presently have no revenue. All activities for the period from February 26, 2021 (inception) through September 30, 2022, relate to the formation and the IPO. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2022, we had a net loss of $630,938 and $1,766,224, respectively, consisting primarily of general and administrative expense of $1,025,127 and $2,368,614 partially offset by interest income of $394,189 and $602,390.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $310,808 and a working capital deficit of $2,246,929.

For the nine months ended September 30, 2022, the net decrease in cash was $300,118. Cash used in operating activities was $300,118 and reflects a net loss of $1,766,224 and interest income of $602,390 offset by a change in accrued expenses of $1,956,039 and prepaid expenses and other current assets of $112,460.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Contractual obligations

As of September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters’ over-allotment option was exercised in full. See Note 1 of the Notes to the Condensed Financial Statements.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares previously subject to forfeiture. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B ordinary shares are presented as one class of stock in the calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. As of September 30, 2022 and September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $144,357,177 and $143,750,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to material weaknesses in internal controls related to accounting for complex financial instruments and timely period-end reconciliation of account-level balances. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended on September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November 2022.

GALATA ACQUISITION CORP.

By:	/s/ Kemal Kaya
Name:	Kemal Kaya
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Tanzer
Name:	Michael Tanzer
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)