Form 10-K
period 2022-12-31
Galata Acquisition Corp.
filed 2023-03-31
CIK 1852767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2022

Commission File Number 001-40588

_______________
GALATA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1704340
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2001 S Street SW, Suite 320 Washington, DC	20009
(Address of principal executive offices)	(zip code)

(202) 866-0901

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-half of one Warrant	GLTA.U	NYSE American
Class A ordinary shares, par value $0.0001 per share	GLTA	NYSE American
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	GLTA WS	NYSE American

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $142,025,000 computed by the closing price thereof.

As of March 30, 2023, 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: Certain information contained in the registrant’s prospectus dated July 8, 2021, as filed with the Securities and Exchange Commission (“SEC”) on July 13, 2021, pursuant to Rule 424(b)(4) (SEC File No. 333-254989) is incorporated into certain portions of Part I, Item 1 and Item 1A, and Part III, Item 13, as disclosed herein. Certain information contained in the registrant’s registration statement on Form F-4, as filed with the Securities and Exchange Commission (“SEC”) on December 30, 2022, pursuant to Rule 424(b)(4) (SEC File No. 333-254989) is incorporated into certain portions of Part I, Item 1 and Item 1A, and Part III, Item 12 and Item 13, as disclosed herein.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report on Form 10-K entitled “Risk Factors” beginning on page 7. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

- ii -

Summary Risk Factors

Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 7 of this Annual Report on Form 10-K together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks as well as certain other risks that you should carefully consider before deciding to invest in our securities:

●	Ability to Complete Business Combination. We may not be able to complete our business combination with Marti Technologies, Inc. or any other initial business combination in the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Impact of COVID-19 and Other Events. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak, the invasion of Ukraine by Russia and the resulting sanctions, recent increases in inflation, other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases), and the status of debt and equity markets.
●	Past Performance by our Management Team. Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.
●	Opportunity to Vote on Proposed Business Combination. Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Ability to Evaluate Target Business’s Operations. Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.
●	Competition. Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	Appointing Directors. If we do not hold an annual general meeting until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to appoint directors and to discuss company affairs with management until such time.
●	Dependence on Key Personnel. Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or our target’s key personnel could negatively impact the operations and profitability of our post-combination business.
●	Ability to Obtain Financing. We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
●	Conflict of Interest. Our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

- iii -

●	Emerging Growth Company. We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
●	Exercise of Redemption Rights. The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	Cayman Islands Incorporated Company. Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	Delisting. The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

- iv -

PART I

ITEM 1.	BUSINESS

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

On March 18, 2021, we issued an aggregate of 3,593,750 Class B ordinary shares of the Company, $0.0001 par value per share (“Founder Shares”), to our sponsor, Galata Acquisition Sponsor, LLC (the “Sponsor”), for a total subscription price of $25,000, or approximately $0.007 per share. On May 14, 2021, our Sponsor transferred an aggregate of 15,000 Founder Shares to an entity controlled by Andrew Stewart, one of our advisors. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible.

On July 9, 2021, the Company consummated its initial public offering (“IPO”) of 12,500,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $125,000,000. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (“Class A Ordinary Share”), and one-half of one warrant of the Company (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment, pursuant to our prospectus

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,500,000 warrants (together with the warrants below, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in private placements to Sponsor.

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

Proposed Business Combination

On July 29, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Galata Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Marti Technologies Inc., a Delaware corporation (“Marti”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, the parties thereto will enter into a business combination transaction by which, among other things, (i) Merger Sub will merge with and into Marti (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Marti surviving the Merger as a wholly owned subsidiary of the Company, and (ii) as of the end of the day immediately preceding the closing, the Company will, for U.S. tax purposes, become a U.S. corporation by reason of Section 7874(b) of the United States Internal Revenue Code of 1986 (the “Code”), in a transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the Code, pursuant to United States Treasury Regulations issued pursuant to the Code. The parties expect the Transactions to be completed in the second quarter of 2023, subject to, among other things, the approval of the Transactions by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Pursuant to the Business Combination Agreement, the parties thereto agreed that the obligations of Marti to consummate the transactions contemplated by the Business Combination Agreement are subject to satisfaction or waiver by Marti of the condition, among others, that, as of the Closing, after consummation of the Private Placements (as defined in the Business Combination Agreement) and after distribution of the funds in the Trust Account pursuant to the terms of the Business Combination Agreement and deducting all amounts to be paid pursuant to the exercise of redemption rights of the Company’s public shareholders, the Company having cash on hand equal to or in excess of $50,000,000 (subject to the terms of the Business Combination Agreement) (such condition, the “BCA Minimum Cash Condition”).

On December 23, 2022, Marti irrevocably and unconditionally waived the BCA Minimum Cash Condition.

On December 30, 2022, the Company filed a Registration Statement on Form F-4 with the Securities and Exchange Commission (the “SEC”) with respect to the Business Combination Agreement, and on March 1, 2023, the Company filed Amendment No. 1 to the Form F-4 with the SEC (as amended, the “Form F-4”).

For further details regarding the Business Combination Agreement and the associated Transactions, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proposed Business Combination” contained herein and the section titled “The Business Combination” contained in the Form F-4.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Sponsor, officers and directors have agreed that we will have until July 13, 2023 to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to us for the payment of taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with our dissolution), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to our Founder Shares or warrants, which will expire worthless if we fail to consummate our initial business combination within the above time period. The redemption of public shares from the Trust Account shall be done automatically by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to Cayman Islands law.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination by July 13, 2023. However, if they acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our Sponsor, executive officers and directors nominees have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 13, 2023, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with our dissolution), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete an initial business combination by July 13, 2023, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by July 13, 2023 or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by July 13, 2023, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Our Website

Our corporate website address is https://www.galatacorp.net. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our audited financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. For a complete list of the risks relating to our proposed business combination with Marti, see the section titled “Risk Factors” contained in the Form F-4.

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

Unlike many other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and public shares in favor of our initial business combination. Our officers, directors and director nominees have also agreed, pursuant to the terms of letter agreements, to vote their public shares and Founder Shares in favor of such proposed business combination. Our initial shareholders own approximately 20% of our outstanding ordinary shares. In addition to our Founder Shares, we need 5,390,626, or 37.5% (assuming all issued and outstanding shares are voted), or 898,438, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 14,375,000 public shares to be voted in favor of a transaction, subject to any higher threshold as is required by the Cayman Islands or other applicable law, in order to have such initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public shareholders.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On December 27, 2022, the Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the excise tax that may be relied upon until the Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, such as ours, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply). Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with our initial business combination or in the event we do not consummate our initial business combination by July 13, 2023 (or such later date as may be approved by our stockholders), we would not expect the excise tax to apply to redemptions of our public shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to our amended and restated certificate of incorporation or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our amended and restated certificate of incorporation or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination.

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

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19, recent increases to inflation and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination with Marti or any other initial business combination in the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Please see “Proposed Business - Sourcing of Potential Business Combination Targets - Permitted Purchases of our Securities” contained in our prospectus dated July 8, 2021 for a description of how such persons will determine from which shareholders to seek to acquire shares. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

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

Pursuant to an agreement entered into in connection with our initial offering, our Sponsor and its permitted transferees can demand that we register the Founder Shares and the Private Placement Warrants and the Class A Ordinary Shares underlying the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans can demand that we register such warrants or Class A Ordinary Shares issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. Furthermore, the Founder Shares would become transferable earlier than one year after the date of the consummation of our initial business combination if, subsequent to our initial business combination, the last reported sale price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination. The possibility of the Founder Shares being transferable earlier based on our Class A Ordinary Shares trading at a relatively small premium to the IPO price of our Units enhances the potential dilution to our public shareholders. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the securities owned by our Sponsor and holders of warrants that may be issued upon conversion of working capital loans or their respective permitted transferees are registered.

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

The Founder Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of our ordinary shares issued and outstanding upon completion of our initial offering, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued by the Company in connection with or in relation to the completion of the initial business combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller of a target business in the initial business combination and any Private Placement Warrants issued to our Sponsor or any of its affiliates or any member of our management team upon conversion of working capital loans. Any conversion of Founder Shares described herein will take effect as a compulsory redemption of Founder Shares and an issuance of Class A Ordinary Shares as a matter of Cayman Islands law. In no event will the Founder Shares convert into Class A Ordinary Shares at a rate of less than one-to-one. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

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

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. It is unlikely that there will be an annual general meeting to appoint new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual general meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome, as only holders of our Founder Shares will have the right to vote on the appointment of directors. In addition, under our amended and restated memorandum and articles of association, the holders of our Founder Shares may, by ordinary resolution, remove a member of our board of directors for any reason prior to the consummation of our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

These developments have led to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

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

As previously disclosed, on February 1, 2023 we were notified by the NYSE American that we were not in compliance with the continued listing standards set forth in Section 1003(b)(i)(B) of the NYSE American LLC Company Guide because the Company has fewer than 300 public stockholders. On March 2, 2023, we delivered a business plan to the NYSE American outlining how we intend to cure the deficiency and comply with the NYSE American continued listing requirement. We can avoid delisting if, by August 1, 2024, our securities are owned by at least 300 public stockholders. We expect that upon completion of an initial business combination we will have at least 300 public stockholders.

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

Our operations are dependent upon a relatively small group of individuals and in particular, Kemal Kaya, our Chief Executive Officer and Director, Daniel Freifeld, our President, Chief Investment Officer and Director, and Michael Tanzer, our Chief Financial Officer. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A Ordinary Shares, par value $0.0001 per share, 20,000,000 Founder Shares, par value $0.0001 per share and 1,000,000 preference shares, par value $0.0001 per share. There are 185,625,000, 16,406,250 and 1,000,000 authorized but unissued Class A Ordinary Shares, Founder Shares and preference shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the Founder Shares. The Founder Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association.

We may issue a substantial number of additional Class A Ordinary Shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Ordinary Shares upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares:

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As described in “Part II, Item 9A. Controls and Procedures” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we concluded that our internal control over financial reporting was ineffective as of December 31, 2022 because material weaknesses existed in our internal control over financial reporting.

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

As of the date of this Form 10-K, and in connection with the Business Combination Agreement, the Company has received two demand letters by purported stockholders of the Company. On January 26, 2023, the Company received a demand letter by a purported stockholder of the Company. The demand letter alleges, among other things, that the Company failed to disclose material information regarding the Business Combination Agreement and the Transactions. The demand letter provides that the stockholder reserves all rights, including the right to file a complaint for breach of fiduciary duties and/or violations of federal securities laws. On January 26, 2023, the Company received a second demand letter by a different purported stockholder of the Company. The demand letter alleges, among other things, that the Company failed to disclose material information regarding the Business Combination Agreement and the Transactions. The demand letter provides that the stockholder reserves all rights, including the right to file a complaint in connection with the Business Combination Agreement and the Transactions.

Additional potential plaintiffs may file lawsuits challenging the Business Combination Agreement. The outcome of any future litigation is uncertain.Such litigation, if not resolved, could prevent or delay consummation of the Transactions contemplated by Business Combination Agreement and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Class A Ordinary Shares and Public Warrants are listed on New York Stock Exchange American (“NYSE American”). Class A Ordinary Shares and Public Warrants that are separated trade on NYSE American under the symbols “GLTA” and “GLTA WS”. Those Units not separated from the Class A Ordinary Shares trade on the NYSE American under the symbol “GLTA.U.”

Holders

As of December 31, 2022, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, two holders of record of our Founder Shares, and two holders of record of our warrants.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In March 2021, the Company issued an aggregate of 3,593,750 Founder Shares to the Sponsor, for a subscription price of $25,000, or approximately $0.007 per share, 468,750 of which were subject to forfeiture in the event the underwriters’ option to purchase additional Units is not exercised in full. On May 14, 2021, the Sponsor transferred an aggregate of 15,000 Founder Shares to an entity controlled by Andrew Stewart, one of our advisors. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On July 9, 2021, the Company consummated its IPO of 12,500,000 Units. Each Unit consists of one Class A Ordinary Share of the Company, $0.0001 par value per share, and one-half of one Public Warrant of the Company, each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment, pursuant to our prospectus. Simultaneously with the closing of the IPO, the Company consummated the sale of 6,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in private placements to the Sponsor. On July 13, 2021, the underwriters exercised the over-allotment option in full, hence 468,750 Founder Shares are no longer subject to forfeiture. Simultaneously with the closing of the over-allotment option, the Company consummated the sale of 750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in private placements to the Sponsor. These issuances will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We were formed on February 26, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of our IPO in effecting our initial business combination.

We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We presently have no revenue. All activities for the period from February 26, 2021 (inception) through December 31, 2022, relate to the formation, the IPO, the search for a prospective initial business combination, the negotiation of the Business Combination Agreement and the preparation and filing of the Form F-4 with the SEC. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On July 9, 2021, we consummated the IPO of 12,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $125,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which the Sponsor, Galata Acquisition Sponsor, LLC, purchased 6,500,000 Private Placement Warrants at a price of $1.00 per warrants, generating total proceeds of $6,500,000.

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

Proposed Business Combination

Business Combination Agreement

On July 29, 2022, the Company entered into the Business Combination Agreement by and among the Company, Merger Sub and Marti.

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, the parties thereto will enter into a business combination transaction by which, among other things, (i) the Merger and the Transactions will be consummated, and (ii) as of the end of the day immediately preceding the closing, the Company will, for U.S. tax purposes, become a U.S. corporation by reason of Section 7874(b) of the Code, in a transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the Code, pursuant to United States Treasury Regulations issued pursuant to the Code. The parties expect the Transactions to be completed in the second quarter of 2023, subject to, among other things, the approval of the Transactions by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Pursuant to the Business Combination Agreement, the parties thereto agreed that the obligations of Marti to consummate the transactions contemplated by the Business Combination Agreement are subject to satisfaction or waiver by Marti of BCA Minimum Cash Condition.

On December 23, 2022, Marti irrevocably and unconditionally waived the BCA Minimum Cash Condition.

On December 30, 2022, the Company filed the Form F-4 with SEC with respect to the Business Combination Agreement, and on March 1, 2023, the Company filed Amendment No. 1 to the Form F-4 with the SEC.

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

Investor Rights Agreement

In connection with the closing of the Merger, the Company, the Sponsor, Alper Oktem and Cankut Durgun (the “Founders”), and the other parties named therein (the “Holders”) will execute and deliver an Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, each of Callaway Capital Management, LLC (“Callaway”) (on behalf of the Sponsor) and the Founders, severally and not jointly, agrees with the Company and the Holders to take all necessary action to cause the board of directors of the Company to initially be composed of seven directors, six of whom have been or will be nominated by Marti and one of whom has been or will be nominated by Callaway (on behalf of the Sponsor). Each of Callaway and the Founders, severally and not jointly, agrees with the Company and the Holders to take all necessary action to cause the foregoing directors to be divided into three classes of directors, with each class serving for staggered three-year terms.

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

Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into convertible note subscription agreements (the “Subscription Agreements”) with certain investors (“PIPE Investors”), pursuant to which the Company has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase from the Company, convertible notes (the “Convertible Notes”) which are convertible into Company Class A Ordinary Shares, in an aggregate principal amount of $49,500,000 (the “Subscription”) and having the terms set forth in the indenture in respect of the Convertible Notes (as amended, the “Indenture”). Pursuant to the Indenture, the Convertible Notes bear an interest at a rate of 15.00% per annum, payable semi-annually (a) at a rate per annum equal to 10.00% with respect to interest paid in cash and (b) a rate per annum equal to 5.00% with respect to payment-in-kind interest, plus any additional interest or special interest that may accrue pursuant to the terms of the Indenture. The Convertible Notes are convertible into Company Class A Ordinary Shares at an initial conversion rate equal to approximately 87 Company Class A Ordinary Shares per $1,000 of principal amount of the Convertible Notes (subject to customary adjustment provisions set forth in the Indenture), and shall mature on the fifth year anniversary of the date of issuance.

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

Amendment to Subscription Agreements

Pursuant to the Indenture, (i) the Convertible Notes were to bear interest at a rate of 12.00% per annum, payable semi-annually (a) at a rate per annum equal to 8% with respect to interest paid in cash and (b) a rate per annum equal to 4% with respect to payment-in-kind interest, plus any additional interest or special interest that may accrue pursuant to the terms of the Indenture and (ii) the aggregate principal amount of PFG Debt (as defined therein) permitted to be incurred by Marti and its Subsidiaries (as defined therein) were not to exceed $18,000,000 at any time outstanding. Additionally, the closing of the Subscription (the “Subscription Closing”) was conditioned on, among other things, a $150,000,000 minimum cash condition which included (i) the post-redemption balance in the Trust Account and (ii) Convertible Note proceeds (the “Subscription Minimum Cash Condition”).

On December 23, 2022, the Company, Marti and each existing PIPE Investor entered into an amendment to the Subscription Agreements (collectively, the “Amendment”). Pursuant to the terms of the Amendment, the Subscription Minimum Cash Condition was amended to include (a) the aggregate original principal amount of the Convertible Notes issued to the PIPE Investors (including, without duplication, the unsecured convertible promissory notes which may be funded at the subscribers’ option prior to closing and which will convert into Convertible Notes at the closing of the business combination) issued at or prior to the Closing; plus (b) the aggregate amount of Qualified ABL Commitments (as defined in the Amendment), whether drawn or undrawn and inclusive of all drawn and invested cash; plus (c) the aggregate amount of Qualified Equity Commitments (as defined in the Amendment); plus (d) the amounts remaining in the Company’s Trust Account (following any redemptions); plus (e) the aggregate cash and cash equivalents of Marti and its controlled subsidiaries. In addition, the Indenture was amended to (i) increase the interest rate on the Convertible Notes to 15.00% per annum, payable semi-annually (a) at a rate per annum equal to 10% with respect to interest paid in cash and (b) at a rate per annum equal to 5% with respect to payment-in-kind interest and (ii) increase the aggregate principal amount of PFG Debt permitted to be incurred by Marti and its Subsidiaries to $20,000,000 at any time outstanding.

Refer to the Company’s current report on form 8-K, filed with the SEC on December 23, 2022, for more information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) and in connection with the formation, the IPO, the search for a prospective initial business combination, the negotiation of the Business Combination Agreement, and the preparation and filing of the Form F-4 with the SEC.

For the year ended December 31, 2022, we had a net loss of $837,116, consisting of general and administrative expenses of $2,951,973, partially offset by investment income earned on the Trust assets of $2,144,858.

For the period from February 26, 2021 (inception) through December 31, 2021, we had a net loss of $841,299, consisting primarily of general and administrative expense.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $251,865 and a working capital deficit of $2,830,289.

For the year ended December 31, 2022, the net decrease in cash was $359,061. For the year ended December 31, 2022, cash used in operating activities was $359,061, which was primarily related to the net loss of $837,116, decreased by the investment income on the Trust assets of $2,144,858 and increased by the increase in accounts payable and accrued expenses of $2,447,421.

For the period from February 26, 2021 (inception) through December 31, 2021, the net increase in cash was $610,926. For the period from February 26, 2021 (inception) through December 31, 2021, cash used in operating activities was $356,845, which was primarily related to the net loss of $841,299 and a change in operating assets and liabilities of $489,241. For the period from February 26, 2021 (inception) through December 31, 2021, cash used in investing activities was $146,625,000, which related to the deposit of the substantially all of the IPO and private placement proceeds into the Trust account. For the period from February 26, 2021 (inception) through December 31, 2021, cash provided by financing activities was $147,592,771, which related to proceeds from the IPO and private placement, net of the related expenses.

On July 9, 2021, we consummated the IPO of 12,500,000 Units, at $10.00 per Unit, generating gross proceeds of $125,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 6,500,000 Private Placement Warrants, at $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $6,500,000. Approximately $500,000 of the proceeds is held in cash and available for our general use.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $5,031,250 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Litigation

As of the date of this Form 10-K, and in connection with the Business Combination Agreement, the Company has received two demand letters by purported stockholders of the Company. On January 26, 2023, the Company received a demand letter by a purported stockholder of the Company. The demand letter alleges, among other things, that the Company failed to disclose material information regarding the Business Combination Agreement and the Transactions. The demand letter provides that the stockholder reserves all rights, including the right to file a complaint for breach of fiduciary duties and/or violations of federal securities laws. On January 26, 2023, the Company received a second demand letter by a different purported stockholder of the Company. The demand letter alleges, among other things, that the Company failed to disclose material information regarding the Business Combination Agreement and the Transactions. The demand letter provides that the stockholder reserves all rights, including the right to file a complaint in connection with the Business Combination Agreement and the Transactions.

Additional potential plaintiffs may file lawsuits challenging the Business Combination Agreement. The outcome of any future litigation is uncertain.Such litigation, if not resolved, could prevent or delay consummation of the Transactions contemplated by Business Combination Agreement and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares previously subject to forfeiture. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B ordinary shares are presented as one class of stock in the calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. As of December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, the shares of Class A ordinary shares subject to possible redemption in the amount of $145,869,645 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Our internal control over financial reporting did not result in effective controls due to material weaknesses to properly evaluate complex equity transactions and perform timely period-end reconciliation of account-level balances.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2022. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, did not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended on December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position

Kemal Kaya	62	Chief Executive Officer and Director

Daniel Freifeld	42	President, Chief Investment Officer and Director

Michael Tanzer	34	Chief Financial Officer

Adam S. Metz	61	Independent Board Member

Shelley Guiley	49	Independent Board Member

Tim Shannon	38	Independent Board Member

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

Michael Tanzer, Chief Financial Officer

Prior to March 2023, Michael served as a Portfolio Manager for Callaway’s flagship investment fund, focusing on the identification, development, and execution of investment opportunities in corporate credit special situations. Prior to joining Callaway, Mr. Tanzer was a Senior Analyst at Southpaw Asset Management, where he focused on distressed investments across the capital structure, as well as litigation finance opportunities. Prior to joining Southpaw, he was a senior analyst at DG Capital Management, a special situations hedge fund based in New York. He began his career at Oberon Asset Management, also based in New York. He speaks conversational French and holds Bachelor’s degrees in economic theory and philosophy from New York University.

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

Tim Shannon, Independent Board Member

Tim serves as the Managing Partner of Cedar Investors LLC, an investment firm with private equity holdings in industries including veterinary and dental practice management. Prior to founding Cedar Investors, Tim was an operator at DaVita Inc. (NYSE: DVA) where he focused on initiatives including strategic partnerships with health insurance companies. Previously, Tim was an investor at Zweig-DiMenna Associates, a hedge fund with holdings across global equities and credit. He started his career at J.P. Morgan Chase & Co. as a research analyst covering sectors including health and life insurance. Tim is a CFA charterholder. He holds a Bachelor’s degree in healthcare management and policy magna cum laude from Georgetown University and a Master’s in Business Administration degree with distinction from the Kellogg School of Management at Northwestern University.

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

Executive Officer and Director Compensation

None of the Company’s officers or directors have received any cash compensation for services rendered to the Company. The Sponsor, the Company’s executive officers and directors, and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Other than these reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to the Sponsor, and the Company’s officers and directors, or any of their respective affiliates prior to completion of the initial business combination. Beginning on February 26, 2021 through the initial business combination, the Sponsor will provide us with office space and certain office and secretarial services at no charge. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary. There will be no finder’s fees, reimbursements or cash payments made to the Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of the Business Combination, other than the following payments, none of which will be made from the proceeds of our IPO held in the Trust Account prior to the completion of our initial business combination:

●	Repayment of up to a total of $250,000 in loans made to us by the Sponsor to cover offering-related and organizational expenses; and
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of the Transactions contemplated by the Business Combination Agreement. However, in the event that the Transactions contemplated by the Business Combination Agreement are consummated, Daniel Freifeld is expected to be nominated to serve as a director of the post-closing company.

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

Executive Officer and Director Compensation

None of the Company’s officers or directors have received any cash compensation for services rendered to the Company. The Sponsor, the Company’s executive officers and directors, and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Other than these reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to the Sponsor, and the Company’s officers and directors, or any of their respective affiliates prior to completion of the initial business combination. Beginning on February 26, 2021 through the initial business combination, the Sponsor will provide us with office space and certain office and secretarial services at no charge. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary. There will be no finder’s fees, reimbursements or cash payments made to the Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of the Business Combination, other than the following payments, none of which will be made from the proceeds of our IPO held in the Trust Account prior to the completion of our initial business combination:

●	Repayment of up to a total of $250,000 in loans made to us by the Sponsor to cover offering-related and organizational expenses; and
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of the Transactions contemplated by the Business Combination Agreement. However, in the event that the Transactions contemplated by the Business Combination Agreement are consummated, Daniel Freifeld is expected to be nominated to serve as a director of the post-closing company.

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

	Number of	Approximate
	Ordinary	Percentage of
	Shares	Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Shares
Galata Acquisition Sponsor, LLC(2)(3)	3,578,750	19.9%
Kemal Kaya(4)	0	*
Daniel Freifeld(2)(3)	3,578,750	19.9%
Michael Tanzer	0	*
Adam S. Metz	0	*
Shelley Guiley	0	*
Tim Shannon	0	*
All directors and executive officers as a group (8 individuals)	3,578,750	19.9%
Five Percent Holders:
Weiss Asset Management LP(5)	1,237,500	6.9%
Saba Capital Management, L.P.(6)	808,266	4.5%

*Less than one percent.

(1)	This table is based on 17,968,750 ordinary shares outstanding at December 31, 2022, of which 14,375,000 were Class A Ordinary Shares and 3,593,750 were Founder Shares. Unless otherwise noted, the business address of each of the entities or individuals is 2001 S Street NW, Washington, DC 20009.
(2)	Interests shown consist solely of Founder Shares, classified as Founder Shares. Such shares will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.”
(3)	These securities are held directly by Galata Acquisition Sponsor, LLC, our Sponsor. Mr. Freifeld indirectly controls our Sponsor, and may be deemed to beneficially own the securities held by our Sponsor. Mr. Freifeld disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(4)	Does not include certain shares indirectly owned by this individual as a result of his membership interest in our Sponsor.
(5)	According to a Statement on Amendment No. 1 to Schedule 13G jointly filed on January 28, 2022 by Weiss Asset Management LP (“Weiss Asset Management”), WAM GP LLC (“WAM GP”), Andrew M. Weiss, Ph.D (“Andrew Weiss”) and BIP GP LLC (“BIP GP”). Weiss Asset Management, WAM GP and Andrew Weiss reported shared beneficial ownership over 1,237,500 Units shares, including 792,000 beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. The business address of each of Weiss Asset Management, WAM GP, Andrew Weiss and BIP GP is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.
(6)	According to a Statement on Schedule 13G jointly filed on October 8, 2021 by Saba Capital Management, L.P., Saba Capital Management GP, LLC, and Mr. Boaz R. Weinstein. This percentage is calculated based on the 17,968,750 ordinary shares outstanding. Saba Capital Management, L.P. beneficially owns 808,266, or 5.6%, of the 14,375,000 Class A Ordinary Shares outstanding. The business address of each of Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

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

Transfer Restrictions on Founder Shares and Private Placement Warrants

The Founder Shares, Private Placement Warrants and any Class A Ordinary Shares issued upon exercise thereof are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us and entered into by our Sponsor. Those lock-up provisions provide that such securities are not transferable, assignable or salable (i) in the case of the Founder Shares, until one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, (a) the last reported sale price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (b) we consummate a subsequent liquidation, merger, capital stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property; and (ii) in the case of the Private Placement Warrants and the Class A Ordinary Shares underlying such warrants, until 30 days after the date of the consummation of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our Sponsor, or any affiliates of our Sponsor, (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; (g) by virtue of the laws of the Cayman Islands or the Sponsor’s constitutional documents or the rights attaching to the equity interests in the Sponsor upon dissolution of the Sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property subsequent to the completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Relationships and Related Party Transactions” contained in the prospectus, which section is incorporated by reference herein.

For details regarding certain relationships and related transactions in connection with the Business Combination Agreement, see the section titled “Certain Relationships and Related Party Transactions” contained in the Form F-4.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. Audit fees amounted to $94,144 and $149,357, for the periods ended December 31, 2022 and December 31, 2021, respectively.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for either of the years ended December 31, 2022 or December 31, 2021.

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

None.

GALATA ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting (PCAOB ID Number 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from February 26, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the Year ended December 31, 2022 and for the Period from February 26, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from February 26, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors of

Galata Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Galata Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 26, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 26, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency and needs to raise additional funds to meet its obligations and sustain its operations. Additionally, management has determined that the business combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. The Company has until July 13, 2023 to complete a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, Texas

March 31, 2023

GALATA ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Cash	$251,865	$610,926
Prepaid expenses	71,491	147,327
Total Current Assets	323,356	758,253

Prepaid expenses	—	69,656
Investments held in Trust Account	148,744,645	146,629,787

Total Assets	$149,068,001	$147,457,696

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$3,153,645	$706,224
Total Current Liabilities	3,153,645	706,224

Deferred underwriting commission	5,031,250	5,031,250

Total Liabilities	8,184,895	5,737,474

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 14,375,000 shares (at $10.15 and $10.00 per share)	145,869,645	143,750,000

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, -0- shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 3,593,750 shares issued and outstanding	359	359
Additional paid-in capital	—	—
Accumulated deficit	(4,986,898)	(2,030,137)
Total Stockholders’ Deficit	(4,986,539)	(2,029,778)
Total Liabilities, Class A ordinary shares subject to possible redemption and Stockholders’ Deficit	$149,068,001	$147,457,696

The accompanying notes are an integral part of the financial statements.

GALATA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		period from
		February 26,
		2021
	For the Year	(inception)
	Ended	through
	December 31, 2022	December 31, 2021
General and administrative expenses	$2,951,973	$846,086
Total operating expenses	2,951,973	846,086

Other income
Interest income	2,114,858	4,787
Total other income	2,114,858	4,787

Net loss	$(837,116)	$(841,299)

Class A Ordinary Shares - Weighted average shares outstanding, basic and diluted	14,375,000	8,695,747

Class A Ordinary Shares - Basic and diluted net loss per ordinary share	$(0.05)	$(0.07)

Class B Ordinary Shares - Weighted average shares outstanding, basic and diluted	3,593,750	3,593,750

Class B Ordinary Shares - Basic and diluted net loss per ordinary share	$(0.05)	$(0.07)

The accompanying notes are an integral part of the financial statements.

GALATA ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Stockholders’
For the year ended December 31, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	—	$—	3,593,750	$359	$—	$(2,030,137)	$(2,029,778)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(2,119,645)	(2,119,645)
Net Loss	—	—	—	—	—	(837,116)	(837,116)
Balance, December 31, 2022	—	$—	3,593,750	$359	$—	$(4,986,898)	$(4,986,539)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Stockholders’
For the period from February 26, 2021 (inception) through December 31, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, February 26, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(24,641)	(1,188,838)	(1,188,838)
Net loss	—	—	—	—	—	(841,299)	(841,299)
Balance, December 31, 2021	—	$—	$3,593,750	$359	$—	$(2,030,137)	$(2,029,778)

The accompanying notes are an integral part of the financial statements.

GALATA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the
		Period From
		February 26,
	For the	2021
	Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(837,116)	$(841,299)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on assets held in Trust	(2,114,858)	(4,787)
Changes in operating assets and liabilities:
Changes in accrued formation and offering costs	—	—
Prepaid expenses	145,492	(216,983)
Accrued expenses	2,447,421	706,224
Net cash used in operating activities	(359,061)	(356,845)

Cash flows from investing activities
Cash deposited into trust account	—	(146,625,000)
Net cash used in investing activities	—	(146,625,000)

Cash flows from financing activities
Sale of units in public offering, net	—	140,317,771
Sale of private placement warrants to sponsor	—	7,250,000
Proceeds from issuance of Class B ordinary shares to sponsor	—	25,000
Net cash provided by financing activities	—	147,592,771

Net change in cash	(359,061)	610,926
Cash at beginning of period	610,926	—
Cash at end of period	$251,865	$610,926

Non-cash financing activities:
Deferred underwriters’ discount and commissions	$—	$5,031,250
Initial classification of Class A ordinary shares subject to possible redemption	$—	$143,750,000
Remeasurement of Class A ordinary shares to redemption value	$2,119,645	$1,213,479

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 8, 2021. On July 9, 2021, the Company consummated the Initial Public Offering of 12,500,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $125,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,500,000 warrants (together with the warrants below, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in private placements to Galata Acquisition Sponsor, LLC (the “Sponsor”).

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

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, the parties thereto will enter into a business combination transaction by which, among other things, (i) Merger Sub will merge with and into Marti (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Marti surviving the Merger as a wholly owned subsidiary of the Company, and (ii) as of the end of the day immediately preceding the closing, the Company will, for U.S. tax purposes, become a U.S. corporation by reason of Section 7874(b) of the United States Internal Revenue Code of 1986 (the “Code”), in a transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the Code, pursuant to United States Treasury Regulations issued pursuant to the Code. The parties expect the Transactions to be completed in the second quarter of 2023, subject to, among other things, the approval of the Transactions by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Pursuant to the Business Combination Agreement, the parties agreed that the obligations of the Company to consummate the transactions contemplated by the Business Combination Agreement are subject to satisfaction or waiver by the Company of the condition, among others, that, as of the Closing, after consummation of the Private Placements (as defined in the Business Combination Agreement) and after distribution of the funds in the Trust Account pursuant to the terms of the Business Combination Agreement and deducting all amounts to be paid pursuant to the exercise of redemption rights of SPAC public shareholders, SPAC having cash on hand equal to or in excess of $50,000,000 (subject to the terms of the Business Combination Agreement) (such condition, the “BCA Minimum Cash Condition”).

On December 23, 2022, the Company irrevocably and unconditionally waived the BCA Minimum Cash Condition.

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

Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into convertible note subscription agreements (the “Subscription Agreements”) with certain investors (“PIPE Investors”), pursuant to which the Company has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase from the Company, convertible notes (the “Convertible Notes”) which are convertible into Company Class A ordinary shares, in an aggregate principal amount of $49,500,000 (the “Subscription”) and having the terms set forth in the indenture in respect of the Convertible Notes (the “Indenture”). Pursuant to the Indenture, the Convertible Notes bear an interest at a rate of 15.00% per annum, payable semi-annually (a) at a rate per annum equal to 10.00% with respect to interest paid in cash and (b) a rate per annum equal to 5.00% with respect to payment-in-kind interest, plus any additional interest or special interest that may accrue pursuant to the terms of the Indenture. The Convertible Notes are convertible into Company Class A ordinary shares at an initial conversion rate equal to approximately 87 Company Class A ordinary shares per $1,000 of principal amount of the Convertible Notes (subject to customary adjustment provisions set forth in the Indenture), and shall mature on the fifth year anniversary of the date of issuance.

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

Liquidity and Management’s Plan

As of December 31, 2022, the cash balance and working capital deficit were $251,865 and $2,830,289, respectively.

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

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Investments held in trust

Investments held in trust were $148,744,645 and $146,629,787 at December 31, 2022 and December 31, 2021, respectively, and consisted of a money market fund which is carried at fair value. The money market fund invests in U.S. government securities, which generally have a readily determinable fair value and are recognized at fair value. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022, the Company has not experienced losses on this account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The

Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $145,869,645 and $143,750,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of December 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$143,750,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,193,811)
Private placement warrants proceeds in excess of fair value	(2,921,750)
Plus:
Remeasurement of carrying value to redemption value	10,115,561
Class A ordinary shares subject to possible redemption, December 31, 2021	143,750,000
Remeasurement of carrying value to redemption value	2,119,645
Class A ordinary shares subject to possible redemption, December 31, 2022	$145,869,645

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. At December 31, 2022 and December 31, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

	For the year Ended		For the Period from February 26, 2021 (Inception)
	December 31, 2022		Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(669,692)	$(167,423)	$(595,283)	$(246,016)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,375,000	3,593,750	8,695,747	3,593,750

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$(0.07)	$(0.07)

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

Promissory Note — Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Public Offering. As of December 31, 2022 and December 31, 2021, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loans.

Related Party Payable

For the period ended December 31, 2021, related party has incurred expenses of $8,640 on behalf of the Company. As of December 31, 2022 and 2021, $0 and $8,640 were outstanding and included as a liability.

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

The following table presents information about the Company’s financial assets that are measured at fair value at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$148,744,645	$146,629,787

NOTE 8.     SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, except for the 14,375,000 Class A ordinary shares subject to possible redemption, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares —The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 3,593,750 Class B ordinary shares issued and outstanding.

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

NOTE 9.    SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

On January 26, 2023, the Company received a demand letter by a purported stockholder of the Company. The demand letter alleges, among other things, that the Company failed to disclose material information regarding the Business Combination Agreement and the Transactions. The demand letter provides that the stockholder reserves all rights, including the right to file a complaint for breach of fiduciary duties and/or violations of federal securities laws. On January 26, 2023, the Company received a second demand letter by a different purported stockholder of the Company. The demand letter alleges, among other things, that the Company failed to disclose material information regarding the Business Combination Agreement and the Transactions. The demand letter provides that the stockholder reserves all rights, including the right to file a complaint in connection with the Business Combination Agreement and the Transactions.

Additional potential plaintiffs may file lawsuits challenging the Business Combination Agreement. The outcome of any future litigation is uncertain. Such litigation, if not resolved, could prevent or delay consummation of the Transactions contemplated by Business Combination Agreement and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers.

On February 1, 2023, the Company received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE”) indicating that the Company is not currently in compliance with Section 1003(b)(i)(B) of the NYSE American LLC (“NYSE American”) Company Guide (the “Company Guide”), which requires the Company to maintain a minimum of 300 public shareholders on a continuous basis. On March 2, 2023, the Company delivered a business plan to the NYSE American outlining how the Company intends to cure the deficiency and comply with the NYSE American continued listing requirement. The Company can avoid delisting if, by August 1, 2024, our securities are owned by at least 300 public stockholders. The Company expects that upon completion of an initial business combination we will have at least 300 public stockholders.

The Company’s ordinary shares, warrants and units, which trade under the symbols “GLTA.U,” “GLTA” and “GLTA WS,” respectively, will continue to be listed and traded on the NYSE American during the cure period, subject to the Company’s compliance with the NYSE American’s other applicable continued listing standards, and will bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE American’s continued listing standards

Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated July 8, 2021.**
4.1	Specimen Class A Ordinary Share Certificate.***
4.2	Specimen Warrant Certificate.***
4.3	Specimen Unit Certificate.***
4.4	Warrant Agreement, dated July 8, 2021, between the Company and Continental Stock Transfer & Trust Company.**
10.1	Promissory Note, dated March 18, 2021, issued to the Sponsor.***
10.2	Securities Purchase Agreement, dated March 18, 2021, between the Company and the Sponsor.***
10.3	Form of Letter Agreement between the Company and the Sponsor.***
10.4	Form of Letter Agreement between the Company and each director, director nominee and executive officer of the Company.***
10.5	Investment Management Trust Agreement, dated July 8, 2021, between the Company and Continental Stock Transfer & Trust Company.**
10.6	Registration Rights Agreement, dated July 8, 2021, among the Company, Galata Acquisition Sponsor, LLC and certain securityholders.**
10.7	Private Placement Warrant Purchase Agreement, dated July 8, 2021, between the Company and Galata Acquisition Sponsor, LLC.**
10.8	Letter Agreement, dated July 8, 2021, between the Company and Galata Acquisition Sponsor, LLC.**
10.9	Letter Agreement, dated July 8, 2021, between the Company and each officer and director of the Company.**
10.10	Form of Indemnity Agreement.***
10.11	Form of Amendment to Convertible Note Subscription Agreement*
14	Form of Code of Ethics.***
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002****
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
99.5	Form of Audit Committee Charter.***
99.6	Form of Compensation Committee Charter.***
99.7	Form of Nominating and Corporate Governance Committee Charter.***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document

*   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022.

**   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2021.

***   Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-254989).

**** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2023.

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

Signature	Title	Date

/s/ Kemal Kaya	Chief Executive Officer and Director	March 31, 2023
Kemal Kaya	(Principal Executive Officer)

/s/ Daniel Freifeld	President, Chief Investment Officer and Director	March 31, 2023
Daniel Freifeld

/s/ Michael Tanzer	Chief Financial Officer	March 31, 2023
Michael Tanzer	(Principal Financial and Accounting Officer)

/s/ Adam S. Metz	Independent Board Member	March 31, 2023
Adam S. Metz

/s/ Shelley Guiley	Independent Board Member	March 31, 2023
Shelley Guiley

/s/ Tim Shannon	Independent Board Member	March 31, 2023
Tim Shannon