Form 10-Q
period 2023-03-31
Galata Acquisition Corp.
filed 2023-05-17
CIK 1852767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2023

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

As of May 12, 2023, there were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 3,593,750 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GALATA ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GALATA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash	$142,759	$251,865
Prepaid expenses	38,459	71,491
Total Current Assets	181,218	323,356

Prepaid expenses	—	—
Investments held in Trust Account	150,323,003	148,744,645

Total Assets	$150,504,221	$149,068,001

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$3,368,733	$3,153,645
Total Current Liabilities	3,368,733	3,153,645

Deferred underwriting commission	5,031,250	5,031,250

Total Liabilities	8,399,983	8,184,895

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 14,375,000 shares (at $10.26 and $10.15 per share)	147,448,003	145,869,645

Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, -0- shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 3,593,750 shares issued and outstanding	359	359
Additional paid-in capital	—	—
Accumulated deficit	(5,344,124)	(4,986,898)
Total Stockholders’ Deficit	(5,343,765)	(4,986,539)
Total Liabilities, Class A ordinary shares subject to possible redemption and Stockholders’ Deficit	$150,504,221	$149,068,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
General and administrative expenses	$357,226	$838,607
Total operating expenses	357,226	838,607

Other income
Interest income	1,578,358	13,846
Total other income	1,578,358	13,846

Net income (loss)	$1,221,132	$(824,761)

Class A Ordinary Shares - Weighted average shares outstanding, basic and diluted	14,375,000	14,375,000

Class A Ordinary Shares - Basic and diluted net income (loss) per ordinary share	$0.07	$(0.05)

Class B Ordinary Shares - Weighted average shares outstanding, basic and diluted	3,593,750	3,593,750

Class B Ordinary Shares - Basic and diluted net income (loss) per ordinary share	$0.07	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Stockholders’
For the three months ended March 31, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2023	—	$—	3,593,750	$359	$—	$(4,986,898)	$(4,986,539)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(1,578,358)	(1,578,358)
Net income	—	—	—	—	—	1,221,132	1,221,132
Balance, March 31, 2023	—	$—	3,593,750	$359	$—	$(5,344,124)	$(5,343,765)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Stockholders’
For the three months ended March 31, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	—	$—	3,593,750	$359	$—	$(2,030,137)	$(2,029,778)
Net loss	—	—	—	—	—	(824,761)	(824,761)
Balance, March 31, 2022	—	$—	$3,593,750	$359	$—	$(2,854,898)	$(2,854,539)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GALATA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$1,221,132	$(824,761)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on assets held in Trust	(1,578,358)	(13,846)
Changes in operating assets and liabilities:
Prepaid expenses	33,032	46,396
Accrued expenses	215,088	782,965
Net cash used in operating activities	(109,106)	(9,246)

Net change in cash	(109,106)	(9,246)
Cash at beginning of period	251,865	610,926
Cash at end of period	$142,759	$601,680

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 26, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 8, 2021. On July 13, 2021, the Company consummated the Initial Public Offering of 12,500,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $125,000,000, which is described in Note 3.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company will have until 24 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”) (unless such period is extended by an amendment to our amended and restated memorandum and articles of association). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Business Combination

Business Combination Agreement

On July 29, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Galata Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Marti Technologies Inc., a Delaware corporation (“Marti”).

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction by which, among other things, (i) Merger Sub will merge with and into Marti (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Marti surviving the Merger as a wholly owned subsidiary of the Company, and (ii) as of the end of the day immediately preceding the closing, the Company will, for U.S. tax purposes, become a U.S. corporation by reason of Section 7874(b) of the United States Internal Revenue Code of 1986 (the “Code”), in a transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the Code, pursuant to United States Treasury Regulations issued pursuant to the Code. The parties expect the Transactions to be completed in the second or third quarter of 2023, subject to, among other things, the approval of the Transactions by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

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

On December 23, 2022, Marti irrevocably and unconditionally waived the BCA Minimum Cash Condition.

On December 30, 2022, the Company filed a Registration Statement on Form F-4 with the SEC with respect to the Business Combination Agreement, and on March 1, 2023, the Company filed Amendment No. 1 to the Form F-4 with the SEC (as amended, the “Form F-4”).

On April 28, 2023, the Company, Merger Sub, and Marti entered into that certain Amendment No.1 to the Business Combination Agreement (the “BCA Amendment”). The BCA Amendment, among other things, (i) formally removed the BCA Minimum Cash Condition, which was previously waived by Marti; (ii) extended the outside termination date of the Business Combination Agreement to July 31, 2023; (iii) revised certain terms of the management incentive plan to be adopted upon the closing of the Business Combination; and (iv) revised the form of Amended and Restated Articles of Association to be adopted upon the closing of the Business Combination (see “–Amended and Restated Articles of Association” for additional information).

For further details regarding the Business Combination Agreement and the associated Transactions, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Proposed Business Combination” contained herein and the section titled “The Business Combination” contained in the Form F-4.

Company Stockholder Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Marti delivered to the Company a stockholder support agreement (the “Support Agreement”), pursuant to which certain stockholders of Marti with ownership interests sufficient to approve the Transactions on behalf of Marti (the “Written Consent Parties”), agreed to, among other things, support the approval and adoption of the Transactions, including agreeing to execute and deliver a written consent approving the Transactions, within 3 business days of the Form F-4 becoming effective. The Support Agreement will terminate upon the earliest to occur of (a) the effective time of the Merger (the “Effective Time”), (b) the date of the termination of the Business Combination Agreement in accordance with its terms and (c) the effective date of a written agreement of the Company, Marti and the Written Consent Parties terminating the Support Agreement.

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

Founders Stock Letter

In connection with the execution of the Business Combination Agreement, the Sponsor and Gala Investments LLC, a Delaware limited liability company (together with Sponsor, the “Founder Shareholders”), entered into a letter agreement (the “Founders Stock Letter”) with the Company and Marti pursuant to which, among other things, the Founder Shareholders agreed to (a) effective upon the closing of the Merger, waive the anti-dilution rights set forth in the Company’s organizational documents, (b) vote all Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement and the Transactions and (c) not to redeem, elect to redeem or tender or submit any of their Class A Ordinary Shares for redemption in connection with the Business Combination Agreement or the Transactions.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into convertible note subscription agreements (the “Subscription Agreements”) with certain investors (“PIPE Investors”), pursuant to which the Company agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase from the Company, convertible notes (the “Convertible Notes”) which are convertible into Class A Ordinary Shares, in an aggregate principal amount of $47,500,000 (the “Subscription”) and having the terms set forth in the indenture in respect of the Convertible Notes (the “Indenture”).

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

On December 23, 2022, the Company, Marti and the existing PIPE Investor entered into an amendment to the Subscription Agreements (collectively, the “First PIPE Amendment”). Pursuant to the terms of the First PIPE Amendment, the Subscription Minimum Cash Condition was amended to include (a) the aggregate original principal amount of the Convertible Notes issued to the PIPE Investors (including, without duplication, the unsecured convertible promissory notes which may be funded at the subscribers’ option prior to closing and which will convert into Convertible Notes at the closing of the business combination) issued at or prior to the closing; plus (b) the aggregate amount of Qualified ABL Commitments (as defined in the First PIPE Amendment), whether drawn or undrawn and inclusive of all drawn and invested cash; plus (c) the aggregate amount of Qualified Equity Commitments (as defined in the First PIPE Amendment); plus (d) the amounts remaining in the Company’s Trust Account (following any redemptions); plus (e) the aggregate cash and cash equivalents of Marti and its controlled subsidiaries. In addition, the Indenture was amended to (i) increase the interest rate on the Convertible Notes to 15.00% per annum, payable semi-annually (a) at a rate per annum equal to 10% with respect to interest paid in cash and (b) at a rate per annum equal to 5% with respect to payment-in-kind interest and (ii) increase the aggregate principal amount of PFG Debt permitted to be incurred by Marti and its Subsidiaries to $20,000,000 at any time outstanding.

On April 28, 2023, the Company, Marti and certain PIPE Investors representing $35,500,000 aggregate principal amount of Convertible Notes, entered into an amendment to the Subscription Agreements (collectively, the "Second PIPE Amendment"). The Second PIPE Amendment, among other things, (i) removes lock-up restrictions applicable to the PIPE Investors; (ii) extends the outside termination date of the Subscription Agreements to July 31, 2023; and (iii) replaces the indenture attached as Exhibit A to the Subscription Agreements with a revised Indenture. The revised Indenture: (i) decreases the conversion premium from 15.0% to 10.0%; (ii) provides for the conversion price to be subject to monthly resets for the first twelve (12) months following the date of issuance to an amount per Class A Ordinary Share equal to the lower of (y) the conversion price as of the immediately preceding reset date and (z) a 10.0% premium to the average of the daily volume weighted average price over the 20 consecutive trading day period immediately preceding the applicable reset date, subject to a minimum of $1.65 per share and a maximum of $11.00 per share; and (iii) includes a beneficial ownership limitation provision where the Convertible Notes may not be converted to the extent such conversion would result in the holder, its affiliates and any other person or entity acting as a group together with such holder or affiliates owning more than 9.99% of outstanding Class A Ordinary Share. The holder can increase or decrease the beneficial ownership limitation (provided that it cannot be increased to an amount greater than 19.99%) only upon written notice to the Company, the trustee and the conversion agent under the Indenture, and such notice will not be effective until the 61st day after such notice is delivered to The Company.

Amended and Restated Articles of Association

At the Effective Time, the Company shall adopt and file an Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Articles of Association”) with the Registrar of Companies in the Cayman Islands. The Amended and Restated Articles of Association will govern the Company following the closing and, pursuant to the BCA Amendment, will, among other things, prohibit Marti employees who hold (i) Class A Ordinary Shares issued as consideration pursuant to the Merger; (ii) stock options or other equity awards in respect of Class A Ordinary Shares; and/or (iii) Class A Ordinary Shares underlying any stock options or other equity awards in respect of Class A Ordinary Shares (“Lockup Securities”), in each case, from transferring Lockup Securities during the period commencing on the closing and ending on the earlier of (x) 13 months following the closing and (y) the date on which the last reported sale price of the shares surpasses a certain threshold to be agreed upon by the parties prior to the closing.

Liquidity and Management’s Plan

As of March 31, 2023, the cash balance and working capital deficit were $142,759 and $3,187,515, respectively.

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of March 31, 2023 and for the three months ended March 31, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments held in trust

Investments held in trust were $150,323,003 and $148,744,645 at March 31, 2023 and December 31, 2022, respectively, and consisted of a money market fund which is carried at fair value. The money market fund invests in U.S. government securities, which generally have a readily determinable fair value and are recognized at fair value. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023, the Company has not experienced losses on this account.

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

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $567,396 consist principally of costs incurred in connection with formation and preparation for the Initial Public Offering. These costs, together with the underwriter discount of $2,875,000 and deferred fee of $5,031,250, were charged to additional paid-in capital upon completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the shares of Class A ordinary shares subject to possible redemption in the amount of $147,448,003 and $145,869,645, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$143,750,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,193,811)
Private placement warrants proceeds in excess of fair value	(2,921,750)
Plus:
Remeasurement of carrying value to redemption value	10,115,561
Class A ordinary shares subject to possible redemption, December 31, 2021	143,750,000
Remeasurement of carrying value to redemption value	2,119,645
Class A ordinary shares subject to possible redemption, December 31, 2022	$145,869,645
Remeasurement of carrying value to redemption value	1,578,358
Class A ordinary shares subject to possible redemption, March 31, 2023	147,448,003

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. At March 31, 2023 and December 31, 2022 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$976,905	$244,226	$(659,809)	$(164,952)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,375,000	3,593,750	14,375,000	3,593,750

Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.05)	$(0.05)

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

NOTE 3.     INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, which was consummated on July 13, 2021, the Company sold 12,500,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $125,000,000. Each Unit consists of one share of the Company’s Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

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

NOTE 5.     RELATED PARTY TRANSACTIONS

Founder Shares

On March 18, 2021, the Sponsor purchased 3,593,750 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for paying certain deferred offering costs of $25,000. The Founder Shares included an aggregate of up to 468,750 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As the underwriters’ over-allotment was exercised in full, none of the Founder Shares were forfeited.

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

Promissory Note — Related Party

On March 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there was no amount outstanding under the Working Capital Loans.

Callaway Subscription Agreement

On May 4, 2023, the Company and Callaway entered into that certain convertible note subscription agreement (the "Callaway Subscription Agreement"). Callaway is an affiliate of a director of the Company and the Callaway Subscription Agreement was unanimously approved by the Company's board of directors. Pursuant to the terms of the Callaway Subscription Agreement, Callaway or its designee has the option (but not the obligation) to subscribe for up to $40,000,000 aggregate principal amount of Convertible Notes during the period beginning on the closing date of the Business Combination Agreement and the one year anniversary of the closing date of the Business Combination Agreement.

NOTE 6.     COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters’ over-allotment option was exercised in full. See Note 1.

In connection with the Initial Public Offering the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,875,000 in the aggregate). In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

The following table presents information about the Company’s financial assets that are measured at fair value at March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in the Trust Account	1	$150,323,003	$148,744,645

NOTE 8.     SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares —The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 3,593,750 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of our Initial Public Offering.

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

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

BCA Amendment

On April 28, 2023, the Company, Merger Sub, and Marti entered into the BCA Amendment. The BCA Amendment, among other things, (i) formally removed the closing condition that the Company have cash on hand equal to or in excess of $50,000,000, which was previously waived by Marti; (ii) extended the outside termination date of the Business Combination Agreement to July 31, 2023; (iii) revised certain terms of the management incentive plan to be adopted upon the closing of the Business Combination; and (iv) revised the form of Amended and Restated Articles of Association to be adopted upon the closing of the Business Combination. (see Note 1 for additional information).

Second PIPE Amendment

On April 28, 2023, the Company, Marti and certain PIPE Investors representing $35,500,000 aggregate principal amount of Convertible Notes, entered into an amendment to the Subscription Agreements (collectively, "the Second PIPE Amendment"). The Second PIPE Amendment, among other things, (i) removes lock-up restrictions applicable to the PIPE Investors; (ii) extends the outside termination date of the Subscription Agreements to July 31, 2023; and (iii) replaces the indenture attached as Exhibit A to the Subscription Agreements with a revised Indenture. The revised Indenture: (i) decreases the conversion premium from 15.0% to 10.0%; (ii) provides for the conversion price to be subject to monthly resets for the first twelve (12) months following the date of issuance to an amount per Class A Ordinary Share equal to the lower of (y) the conversion price as of the immediately preceding reset date and (z) a 10.0% premium to the average of the daily volume weighted average price over the 20 consecutive trading day period immediately preceding the applicable reset date, subject to a minimum of $1.65 per share and a maximum of $11.00 per share; and (iii) includes a beneficial ownership limitation provision where the Convertible Notes may not be converted to the extent such conversion would result in the holder, its affiliates and any other person or entity acting as a group together with such holder or affiliates owning more than 9.99% of outstanding Class A Ordinary Share. The holder can increase or decrease the beneficial ownership limitation (provided that it cannot be increased to an amount greater than 19.99%) only upon written notice to the Company, the trustee and the conversion agent under the Indenture, and such notice will not be effective until the 61st day after such notice is delivered to the Company.

Amendments to Letter Agreements

As previously disclosed, on July 8, 2021, the Company entered into Letter Agreements with the Sponsor (the "Sponsor Letter Agreement") and members of the Company's board of directors and management team (the "Insiders", and with respect to the letter agreement, the "Insider Letter Agreement", and the Insider Letter Agreement, together with the Sponsor Letter Agreement, the "Letter Agreements"). Pursuant to the terms of the respective Letter Agreements, the Sponsor and the Insiders agreed to certain restrictions with respect to the transfer of Company securities (the "Lock-Up Restrictions").

On May 1, 2023, the Company entered into Amendments to the Letter Agreements (the "Letter Agreement Amendments") with the Sponsor and each of the Insiders. Pursuant to the terms of the Letter Agreement Amendments, the Company, the Sponsor and the Insiders agreed to remove the applicable Lock-Up Restrictions from the Letter Agreements.

Callaway Subscription Agreement

On May 4, 2023, the Company and Callaway entered into the Callaway Subscription Agreement. Callaway is an affiliate of a director of the Company and the Callaway Subscription Agreement was unanimously approved by the Company's board of directors. Pursuant to the terms of the Callaway Subscription Agreement, Callaway or its designee has the option (but not the obligation) to subscribe for up to $40,000,000 aggregate principal amount of Convertible Notes during the period beginning on the closing date of the Business Combination Agreement and the one year anniversary of the closing of the Business Combination Agreement.

Refer to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023 (as amended on May 8, 2023) for more information on the BCA Amendment, the Second PIPE Amendment, the Letter Agreement Amendments, and the Callaway Subscription Agreement.

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

We presently have no revenue. All activities for the period from February 26, 2021 (inception) through March 31, 2023, relate to the formation and the Initial Public Offering (as defined below). We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

On July 13, 2021, we consummated the Initial Public Offering of 12,500,000 units (“Units”), at a price of $10.00 per Unit, generating gross proceeds of $125,000,000 (the "Initial Public Offering"). Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement (the “Private Placement”) in which the Sponsor, Galata Acquisition Sponsor LLC, purchased 6,500,000 private warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,500,000.

Upon the consummation of the Initial Public Offering and associated private placements, $127,500,000 of cash was placed in the trust account (the “Trust Account”), $2,500,000 was paid in underwriter’s commissions and $500,000 of cash was held outside of the Trust Account and was available for the repayment of advances from the Sponsor, payment of expenses related to the Initial Public Offering and subsequent working capital purposes.

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

We cannot assure you that our plans to complete our initial business combination will be successful. If we are unable to complete our initial business combination within 24 months from the date of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the Class B ordinary shares of the Company (“Founder Shares”) and Private Placement Warrants will not participate in any redemption distribution with respect to their Founder Shares or Private Placement Warrants, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Proposed Business Combination

Business Combination Agreement

On July 29, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Galata Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and Marti Technologies Inc., a Delaware corporation (“Marti”).

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction by which, among other things, (i) Merger Sub will merge with and into Marti (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Marti surviving the Merger as a wholly owned subsidiary of the Company, and (ii) as of the end of the day immediately preceding the closing, the Company will, for U.S. tax purposes, become a U.S. corporation by reason of Section 7874(b) of the United States Internal Revenue Code of 1986 (the “Code”), in a transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the Code, pursuant to United States Treasury Regulations issued pursuant to the Code. The parties expect the Transactions to be completed in the second or third quarter of 2023, subject to, among other things, the approval of the Transactions by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

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

On April 28, 2023, the Company, Merger Sub, and Marti entered that certain Amendment No.1 to the Business Combination Agreement (the "BCA Amendment"). The BCA Amendment, among other things, (i) formally removed the BCA Minimum Cash Condition, which was previously waived by Marti; (ii) extended the outside termination date of the Business Combination Agreement to July 31, 2023; (iii) revised certain terms of the management incentive plan to be adopted upon the closing of the Business Combination; and (iv) revised the form of Amended and Restated Articles of Association to be adopted upon the closing of the Business Combination (see "-Amended and Restated Articles of Association" for additional information).

For further details regarding the Business Combination Agreement and the associated Transactions, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Proposed Business Combination” contained herein and the section titled “The Business Combination” contained in the Form F-4.

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

Founders Stock Letter

In connection with the execution of the Business Combination Agreement, the Sponsor and Gala Investments LLC, a Delaware limited liability company (together with Sponsor, the “Founder Shareholders”), entered into a letter agreement (the “Founders Stock Letter”) with the Company and Marti pursuant to which, among other things, the Founder Shareholders agreed to (a) effective upon the closing of the Merger, waive the anti-dilution rights set forth in the Company’s organizational documents, (b) vote all Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement and the Transactions and (c) not to redeem, elect to redeem or tender or submit any of their Class A ordinary shares of the Company (“Class A Ordinary Shares”) for redemption in connection with the Business Combination Agreement or the Transactions.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into convertible note subscription agreements (the “Subscription Agreements”) with certain investors (“PIPE Investors”), pursuant to which the Company agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase from the Company, convertible notes (the “Convertible Notes”) which are convertible into Class A Ordinary Shares, in an aggregate principal amount of $47,500,000 (the “Subscription”) and having the terms set forth in the indenture in respect of the Convertible Notes (the “Indenture”).

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

On December 23, 2022, the Company, Marti and the existing PIPE Investor entered into an amendment to the Subscription Agreements (collectively, the “First PIPE Amendment”). Pursuant to the terms of the First PIPE Amendment, the Subscription Minimum Cash Condition was amended to include (a) the aggregate original principal amount of the Convertible Notes issued to the PIPE Investors (including, without duplication, the unsecured convertible promissory notes which may be funded at the subscribers’ option prior to closing and which will convert into Convertible Notes at the closing of the business combination) issued at or prior to the closing; plus (b) the aggregate amount of Qualified ABL Commitments (as defined in the First PIPE Amendment), whether drawn or undrawn and inclusive of all drawn and invested cash; plus (c) the aggregate amount of Qualified Equity Commitments (as defined in the First PIPE

Amendment); plus (d) the amounts remaining in the Company’s Trust Account (following any redemptions); plus (e) the aggregate cash and cash equivalents of Marti and its controlled subsidiaries. In addition, the Indenture was amended to (i) increase the interest rate on the Convertible Notes to 15.00% per annum, payable semi-annually (a) at a rate per annum equal to 10% with respect to interest paid in cash and (b) at a rate per annum equal to 5% with respect to payment-in-kind interest and (ii) increase the aggregate principal amount of PFG Debt permitted to be incurred by Marti and its Subsidiaries to $20,000,000 at any time outstanding.

On April 28, 2023, the Company, Marti and certain PIPE Investors representing $35,500,000 aggregate principal amount of Convertible Notes, entered into an amendment to the Subscription Agreements (collectively, the Second PIPE Amendment). The Second PIPE Amendment, among other things, (i) removes lock-up restrictions applicable to the PIPE Investors; (ii) extends the outside termination date of the Subscription Agreements to July 31, 2023; and (iii) replaces the indenture attached as Exhibit A to the Subscription Agreements with a revised Indenture. The revised Indenture: (i) decreases the conversion premium from 15.0% to 10.0%; (ii) provides for the conversion price to be subject to monthly resets for the first twelve (12) months following the date of issuance to an amount per Class A Ordinary Share equal to the lower of (y) the conversion price as of the immediately preceding reset date and (z) a 10.0% premium to the average of the daily volume weighted average price over the 20 consecutive trading day period immediately preceding the applicable reset date, subject to a minimum of $1.65 per share and a maximum of $11.00 per share; and (iii) includes a beneficial ownership limitation provision where the Convertible Notes may not be converted to the extent such conversion would result in the holder, its affiliates and any other person or entity acting as a group together with such holder or affiliates owning more than 9.99% of outstanding Class A Ordinary Share. The holder can increase or decrease the beneficial ownership limitation (provided that it cannot be increased to an amount greater than 19.99%) only upon written notice to the Company, the trustee and the conversion agent under the Indenture, and such notice will not be effective until the 61st day after such notice is delivered to the Company.

Amended and Restated Articles of Association

At the Effective Time, the Company shall adopt and file an Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Articles of Association”) with the Registrar of Companies in the Cayman Islands. The Amended and Restated Articles of Association will govern the Company following the closing and, pursuant to the BCA Amendment, will, among other things, prohibit Marti employees who hold (i) Class A Ordinary Shares issued as consideration pursuant to the Merger; (ii) stock options or other equity awards in respect of Class A Ordinary Shares; and/or (iii) Class A Ordinary Shares underlying any stock options or other equity awards in respect of Class A Ordinary Shares (“Lockup Securities”), in each case, from transferring Lockup Securities during the period commencing on the closing and ending on the earlier of (x) 13 months following the closing and (y) the date on which the last reported sale price of the shares surpasses a certain threshold to be agreed upon by the parties prior to the closing.

Amendments to Letter Agreements

As previously disclosed, on July 8, 2021, the Company entered into Letter Agreements with the Sponsor (the "Sponsor Letter Agreement") and members of the Company's board of directors and management team (the "Insiders", and with respect to the letter agreement, the "Insider Letter Agreement", and the Insider Letter Agreement, together with the Sponsor Letter Agreement, the "Letter Agreements"). Pursuant to the terms of the respective Letter Agreements, the Sponsor and the Insiders agreed to certain restrictions with respect to the transfer of Company securities (the "Lock-Up Restrictions").

On May 1, 2023, the Company entered into Amendments to the Letter Agreements (the "Letter Agreement Amendments") with the Sponsor and each of the Insiders. Pursuant to the terms of the Letter Agreement Amendments, the Company, the Sponsor and the Insiders agreed to remove the applicable Lock-Up Restrictions from the Letter Agreements.

Callaway Subscription Agreement

On May 4, 2023, the Company and Callaway entered into that certain convertible note subscription agreement (the "Callaway Subscription Agreement"). Callaway is an affiliate of a director of the Company and the Callaway Subscription Agreement was unanimously approved by the Company's board of directors. Pursuant to the terms of the Callaway Subscription Agreement, Callaway or its designee has the option (but not the obligation) to subscribe for up to $40,000,000 aggregate principal amount of Convertible Notes during the period beginning on the closing date of the Business Combination Agreement and the one year anniversary of the closing date of the Business Combination Agreement.

Refer to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2023 (as amended on May 8, 2023) for more information on the BCA Amendment, the Second PIPE Amendment, the Letter Agreement Amendments, and the Callaway Subscription Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a income of $1,221,132, consisting of investment income earned on the Trust assets of $1,578,358, partially offset by general and administrative expense of $357,226.

For the three months ended March 31, 2022, we had a net loss of $824,761, consisting primarily of general and administrative expense.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $142,759 and a working capital deficit of $3,187,515.

For the three months ended March 31, 2023, the net decrease in cash was $109,106. Cash used in operating activities was $109,106 and reflects a net income of $1,221,132 and interest income of $1,578,358 offset by a change in accrued expenses of $215,088 and prepaid expenses and other current assets of $33,032.

For the three months ended March 31, 2022, the net decrease in cash was $9,246. Cash used in operating activities was $9,246 and reflects a net loss of $824,761 substantially offset by a change in accrued expenses of $782,965.

On July 8, 2021, our registration statement on Form S-1 relating to the Public Offering was declared effective by the SEC. On July 13, 2021, we consummated the Public Offering of 12,500,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $125,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 6,500,000 Private Placement Warrants, at $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $6,500,000. Approximately $500,000 of the proceeds is held in cash and available for our general use.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Contractual obligations

As of March 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares previously subject to forfeiture. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B ordinary shares are presented as one class of stock in the calculating net income (loss) per share. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. As of March 31, 2023 and March 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the shares of Class A ordinary shares subject to possible redemption in the amount of $150,323,003 and $148,744,645, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2023. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to material weaknesses in internal controls related to accounting for complex financial instruments and timely period-end reconciliation of account-level balances. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended on March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for our Initial Public Offering filed with the SEC on July 13, 2021, (ii) Form 10-Q as filed with the SEC on November 15, 2021, (iii) Form 10-K as filed with the SEC on March 31, 2022, and (iv) Form 10-Q as filed with the SEC on May 20, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our (i) final prospectus for our Initial Public Offering filed with the SEC on July 13, 2021, (ii) Form 10-Q as filed with the SEC on November 15, 2021, (iii) Form 10-K as filed with the SEC on March 31, 2022, (iv) Form 10-Q as filed with the SEC on May 20, 2022, and (v) Form 10-K as filed with the SEC on March 31, 2023. For a complete list of the risks relating to our proposed business combination with Marti, see the section titled "Risk Factors" contained in the Form F-4.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of instability in the U.S. and global banking systems, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy worsen from present levels, our ability to consummate a Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our ability to consummate a Business Combination.

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

The registration statement for the Company’s Initial Public Offering was declared effective on July 8, 2021. On July 13, 2021, the Company consummated its Initial Public Offering of 12,500,000 Units. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in private placements to the Sponsor.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
2.1**	Amendment No. 1 to the Business Combination Agreement, dated April 28, 2023, by and among the Company, Merger Sub, and Marti.

4.1**	Form of Revised Indenture.

10.1**	Form of Amendment to Convertible Note Subscription Agreement.

10.2**	Form of Amendment to Sponsor Letter Agreement.

10.3**	Form of Amendment to Insider Letter Agreement.

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

**	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 4, 2023 (as amended on May 8, 2023).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of May 2023.

GALATA ACQUISITION CORP.

By:	/s/ Kemal Kaya
Name:	Kemal Kaya
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Tanzer
Name:	Michael Tanzer
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)